Form 10QSB
period 2001-03-31
EBAIT INC
filed 2001-05-03
CIK 1104194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: March 31, 2001             Commission File Number: 001-16333
                   --------------                                    -----------



                                  E-BAIT, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                           33-0843633
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


2279 Segundo Ct, #4, Pleasanton, California                           94588
 --------------------------------------                             --------
(Address of principal executive offices)                           (Zip code)

                                 (925) 462-6280
               --------------------------------------------------
              (Registrant's telephone number, including area code)


 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.001 par value                      2,000,000
------------------------------                      ---------
           Class                  Number of shares outstanding at April 27, 2001

--------------------------------------------------------------------------------
                     This document is comprised of 9 pages.

FORM 10QSB
1ST QUARTER


                                      INDEX




                                                                           Page
                                                                          ------
PART 1  FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, March 31, 2001 (unaudited)...................  3
     Condensed statements of operations, three months ended March 31,
        2001 and 2000 (unaudited), and February 4, 1999 (inception)
        through March 31, 2001 (unaudited).................................  4
     Condensed statements of cash flows, three months ended March 31,
        2001 and 2000 (unaudited), and February 4, 1999 (inception)
        through March 31, 2001 (unaudited).................................  5
     Notes to condensed financial statements (unaudited)...................  6

     Item 2.  Plan of Operation............................................  7

PART 2  OTHER INFORMATION

     Item 1.  Legal Information............................................  8
     Item 2.  Changes in Securities........................................  8
     Item 3.  Defaults Upon Senior Securities..............................  8
     Item 4.  Submission of Matters to a Vote of Security Holders..........  8
     Item 5.  Other Information............................................  8
     Item 6.  Exhibits and Reports on Form 8K..............................  8

     Signatures................................... ........................  9

Part 1.  Item 1.  Financial Information


                                   EBAIT, INC.
                          (A Development Stage Company)


                             Condensed Balance Sheet
                                   (Unaudited)


                                 March 31, 2001



Assets
Cash............................................................... $     3,397
Equipment, less accumulated depreciation of $3,409.................       4,314
Computer software, less accumulated depreciation of $6,667.........       8,333
                                                                    -----------
                                                                    $    16,044
                                                                    ===========

Liabilities and shareholders' equity
Liabilities:
     Accounts payable and accrued expenses......................... $     1,857
     Other current liabilities.....................................          25
                                                                    -----------
                                            Total liabilities             1,882
                                                                    -----------

Commitment.........................................................        --

Shareholders' equity:
     Common stock..................................................       2,000
     Additional paidin capital.....................................   1,007,583
     Deficit accumulated during development stage..................    (995,421)
                                                                    -----------
                                   Total shareholders' equity            14,162
                                                                    -----------

                                                                       $ 16,044
                                                                    ===========


            See accompanying notes to condensed financial statements


                                                 EBAIT, INC.
                                        (A Development Stage Company)

                                     Condensed Statements of Operations
                                                 (Unaudited)


                                                                                                February 4,
                                                                                                   1999
                                                                      Three Months Ended        (Inception)
                                                                          March 31,               Through
                                                                  --------------------------      March 31,
                                                                      2001          2000            2001
                                                                  -----------    -----------    -----------
Commission revenue ............................................   $       126    $         9    $       585
                                                                  -----------    -----------    -----------
Operating expenses:
     Stockbased compensation:
        Organization costs and services .......................          --             --          881,000
     Web site development costs ...............................          --             --           20,000
     General and administrative ...............................        10,375         11,257         97,646
                                                                  -----------    -----------    -----------
                                       Total operating expenses       (10,375)       (11,257)      (998,646)
                                                                  -----------    -----------    -----------
                                                 Operating loss       (10,249)       (11,248)      (998,061)

Interest income ...............................................          --             --            2,640
                                   Net loss before income taxes       (10,249)       (11,248)      (995,421)

Income taxes (Note C) .........................................          --             --             --
                                                                  -----------    -----------    -----------

                                                       Net loss   $   (10,249)   $   (11,248)   $  (995,421)
                                                                  ===========    ===========    ===========

Basic and diluted loss per common share .......................   $      *       $      *
                                                                  ===========    ===========
Basic and diluted weighted average
     common shares outstanding ................................     2,000,000      2,000,000
                                                                  ===========    ===========

 *   Less than $.01 per share


                          See accompanying notes to condensed financial statements





                                                EBAIT, INC.
                                       (A Development Stage Company)

                                    Condensed Statements of Cash Flows
                                                (Unaudited)


                                                                                               February 4,
                                                                                                  1999
                                                                       Three Months Ended      (Inception)
                                                                             March 31,           Through
                                                                      ----------------------     March 31,
                                                                          2001       2000          2001
                                                                      ---------    ---------    ---------
Net cash used in operating activities .............................      (5,896)   $ (12,736)   $ (92,773)
                                                                      ---------    ---------    ---------
Cash flows from investing activities:
     Equipment  purchases .........................................        --           --         (7,723)
     Payments for computer software  costs ........................        --           --        (15,000)
                                                                      ---------    ---------    ---------
                              Net cash used in investing activities        --           --        (22,723)
                                                                      ---------    ---------    ---------

Cash flows from financing activities:
    Proceeds from sale of stock ...................................        --           --        119,000
    Payments for offering costs ...................................        --           --           (107)
    Advances paid to officer ......................................        --         (9,900)     (29,900)
    Repayment of advances by officer ..............................        --           --         29,900
                                                                      ---------    ---------    ---------
                Net cash (used in) provided by financing activities        --         (9,900)     118,893
                                                                      ---------    ---------    ---------

Net change in cash ................................................      (5,896)     (22,636)       3,397
Cash, beginning of period .........................................       9,293       26,861         --
                                                                      ---------    ---------    ---------

                                                Cash, end of period   $   3,397    $   4,225    $   3,397
                                                                      =========    =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest ...................................................   $    --      $    --      $    --
                                                                      =========    =========    =========
        Income taxes ..............................................   $    --      $    --      $    --
                                                                      =========    =========    =========


                         See accompanying notes to condensed financial statements

                                                    5

                                  E-BAIT, INC.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A:  Basis of presentation
         ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-SB dated December 31, 2000 and filed on April 3, 2001, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2001, the Company was devoting substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.


Note B:  Related party transaction
         -------------------------

During the three months ended March 31, 2001, an officer contributed bookkeeping, order processing and web site management services to the Company valued at $3,420. The $3,420 is included in the accompanying condensed financial statements as an increase to general and administrative expenses and an increase to additional paid-in capital.


Note C:  Income taxes
         ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the three months ended March 31, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Part I.   Item 2. Plan of operation
-------   -------------------------

                                  E-BAIT, INC.
                          (A Development Stage Company)

PLAN OF OPERATION
-----------------
The Company has created and designed a fully functional, interactive e-commerce Internet web site. The E-Bait web site allows the public to purchase fishing lures and other fishing related products from several independent lure manufacturers. The Company provides separate online stores within the E-Bait web site for each manufacturer. The Company receives a 30 percent commission (excluding shipping fees) from each sale.

The Company has expanded its web site content beyond product sales, in an effort to attract more customers for future potential advertising revenues. Once the site is attracting approximately one million hits per month, management believes that the Company would be in position to offer banner advertising to other entities. The average web site hits per month increased from approximately 3,750 hits per month during the first quarter of 2000, to approximately 59,700 hits per month during the first quarter of 2001. There is no assurance that the Company will achieve its goal of obtaining one million hits per month on its web site, nor is there an estimated date upon which it could be met, or that web site hits can be converted into sales revenue. The Company has no agreements or contracts for advertising on its web site at March 31, 2001.

Due to the Company's low cash reserves, additional funds will be required within the next twelve months to proceed with the Company's business plan. These funds would be raised through additional private placements or other financial arrangements including debt or equity. The Company has not looked for, nor secured a credit line from any financial institutions to supplement revenue. There is no assurance that such additional financing will be available when required in order to proceed with the business plan. If the Company is unsuccessful in securing the additional capital needed to continue operations within the time required, the Company will not be in a position to continue operations and the stockholders may lose their entire investment.

The Company's officers work part-time and are the only employees of the Company at March 31, 2001. The Company does not intend to hire any additional employees in the foreseeable future. The Company does not intend to make significant equipment purchases or incur research and development costs within the next twelve months.

FINANCIAL CONDITION
-------------------
As of March 31, 2001, the Company had total assets of $16,044 as compared to $49,093 at March 31, 2000. The decrease was related to the repayment of officer advances, which totaled $27,958 at March 31, 2000; and increases in accumulated depreciation and accumulated amortization during the period from march 31, 2000 through March 31, 2001, which totaled $2,234 and $5,000, respectively. The Company used the proceeds received from the repayment of the officer advances as working capital.

RESULTS OF OPERATIONS
---------------------
During the three months ended March 31, 2001, the Company recorded sales totaling $126 as compared with $9 for the three months ended March 31, 2000. Operating expenses decreased from $11,257 for the three months ended March 31, 2000 to $6,904 for the three months ended March 31, 2001. The operating expenses decreased due to a decrease in professional fees.

Part 2. Other Information
-------------------------

                                  E-BAIT, INC.
                          (A Development Stage Company)

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

         There were no reports on Form 8-K.

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended March 31, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            E-BAIT, INC.
                                            (Registrant)


DATE:    April 27, 2001                     BY:  /s/ Mark Heverly
         --------------                        --------------------------------
                                                     Mark Heverly
                                                     Treasurer