Form 10QSB
period 2001-06-30
EBAIT INC
filed 2001-08-14
CIK 1104194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended: June 30, 2001              Commission File Number: 0001104194




                                  E-BAIT, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                    33-0843633
           ----------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2279 Segundo Ct, #4, Pleasanton, California                 94588
-------------------------------------------                 -----
(Address of principal executive offices)                  (Zip code)

                                 (925) 462-6280
                                 --------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes  X       No
                                                               -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock,  $.001 par value                    2,000,000
------------------------------                    ---------
            Class                Number of shares outstanding at August 10, 2001

--------------------------------------------------------------------------------
                     This document is comprised of 9 pages.
--------------------------------------------------------------------------------

FORM 10-QSB
2ND QUARTER

                                      INDEX

                                                                            Page
                                                                            ----

PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet, June 30, 2001 (unaudited)......................  3
     Condensed statements of operations, three and six months ended June 30,
        2001 and 2000 (unaudited), and February 4, 1999 (inception) through
        June 30, 2001 (unaudited)............................................  4
     Condensed statements of cash flows, six months ended June 30,
        2001 and 2000 (unaudited), and February 4, 1999 (inception)
        through June 30, 2001 (unaudited)....................................  5
     Notes to condensed unaudited financial statements.......................  6

     Item 2.  Plan of Operation..............................................  7

PART 2 - OTHER INFORMATION

     Item 1.  Legal Information..............................................  8
     Item 2.  Changes in Securities..........................................  8
     Item 3.  Defaults Upon Senior Securities................................  8
     Item 4.  Submission of Matters to a Vote of Security Holders............  8
     Item 5.  Other Information..............................................  8
     Item 6.  Exhibits and Reports on Form 8-K...............................  8

     Signatures..............................................................  9

Part 1. Item 1. Financial Information
-------------------------------------

                                  E-BAIT, INC.
                          (A Development Stage Company)

                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2001

Assets
------
Cash ...........................................................    $     3,842
Equipment, less accumulated depreciation of $4,053 .............          3,670
Computer software, less accumulated depreciation of $7,917 .....          7,083
                                                                    -----------

                                                                    $    14,595
                                                                    ===========

Liabilities and shareholders' equity
------------------------------------
Liabilities:
     Accounts payable and accrued expenses .....................    $     1,010
     Note payable to officer (Note B) ..........................          6,000
     Accrued interest payable to officer (Note B) ..............             53
                                                                    -----------
                                           Total liabilities ...          7,063
                                                                    -----------

Commitment .....................................................           --

Shareholders' equity:
     Common stock ..............................................          2,000
     Additional paid-in capital ................................      1,009,833
     Deficit accumulated during development stage ..............     (1,004,301)
                                                                    -----------
                                  Total shareholders' equity ...          7,532
                                                                    -----------

                                                                    $    14,595
                                                                    ===========

            See accompanying notes to condensed financial statements



                                                  E-BAIT, INC.
                                          (A Development Stage Company)

                                       Condensed Statements of Operations
                                                   (Unaudited)


                                                                                                           February 4,
                                                                                                              1999
                                                 Three Months Ended              Six Months Ended         (Inception)
                                                       June 30,                       June 30,              Through
                                              --------------------------    --------------------------      June 30,
                                                  2001           2000          2001            2000           2001
                                              -----------    -----------    -----------    -----------    -----------
Commission revenue ........................   $       293    $       159    $       419    $       168    $       878
                                              -----------    -----------    -----------    -----------    -----------

Operating expenses:
     Stock-based compensation:
        Organization costs and services ...          --             --             --             --          881,000
     Web site development costs ...........          --             --             --             --           20,000
     General and administrative ...........         9,120          6,670         19,495         17,927        106,766
                                              -----------    -----------    -----------    -----------    -----------
                   Total operating expenses         9,120          6,670         19,495         17,927      1,007,766
                                              -----------    -----------    -----------    -----------    -----------
                             Operating loss        (8,827)        (6,511)       (19,076)       (17,759)    (1,006,888)

Interest income ...........................          --              642           --              642          2,640
Interest expense (Note B) .................           (53)          --              (53)          --              (53)
                                              -----------    -----------    -----------    -----------    -----------
               Net loss before income taxes        (8,880)        (5,869)       (19,129)       (17,117)    (1,004,301)

Income taxes (Note C) .....................          --             --             --             --             --
                                              -----------    -----------    -----------    -----------    -----------

                                   Net loss   $    (8,880)   $    (5,869)   $   (19,129)   $   (17,117)   $(1,004,301)
                                              ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per common share ...   $      *       $      *       $      *       $      *
                                              ===========    ===========    ===========    ===========
Basic and diluted weighted average
     common shares outstanding ............     2,000,000      2,000,000      2,000,000      2,000,000
                                              ===========    ===========    ===========    ===========


 *   Less than $.01 per share


                            See accompanying notes to condensed financial statements



                                             E-BAIT, INC.
                                     (A Development Stage Company)

                                  Condensed Statements of Cash Flows
                                              (Unaudited)


                                                                                               February 4,
                                                                                                  1999
                                                                         Six Months Ended      (Inception)
                                                                             June 30,           Through
                                                                      ----------------------    June 30,
                                                                         2001        2000         2001
                                                                      ---------    ---------    ---------

Net cash used in operating activities .............................   $ (11,451)   $ (15,330)   $ (98,328)
                                                                      ---------    ---------    ---------

Cash flows from investing activities:
     Equipment purchases ..........................................        --         (1,239)      (7,723)
     Payments for computer software costs .........................        --           --        (15,000)
                                                                      ---------    ---------    ---------
                              Net cash used in investing activities        --         (1,239)     (22,723)
                                                                      ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from sale of stock ..................................        --           --        119,000
     Payments for offering costs ..................................        --           --           (107)
     Proceeds from note issued to officer (Note B) ................       6,000         --          6,000
     Advances paid to officer .....................................        --         (9,900)     (29,900)
     Repayment of advances by officer .............................        --          9,900       29,900
                                                                      ---------    ---------    ---------
                Net cash (used in) provided by financing activities       6,000         --        124,893
                                                                      ---------    ---------    ---------

Net change in cash ................................................      (5,451)     (16,569)       3,842
Cash, beginning of period .........................................       9,293       26,861         --
                                                                      ---------    ---------    ---------

                                                Cash, end of period   $   3,842    $  10,292    $   3,842
                                                                      =========    =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest ..................................................   $    --      $    --      $    --
                                                                      =========    =========    =========
        Income taxes ..............................................   $    --      $    --      $    --
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


Note A: Basis of presentation
-----------------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-SB dated December 31, 2000 and filed on April 3, 2001, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2001, the Company had devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

Note B: Related party transaction
---------------------------------

During the six months ended June 30, 2001, an officer contributed to the Company bookkeeping, order processing and web site management services valued at $5,670. The $5,670 is included in the accompanying condensed financial statements as an increase to general and administrative expenses and an increase to additional paid-in capital.

On April 20, 2001, an officer loaned to the Company $6,000 for working capital in exchange for a promissory note. The note carries an interest rate of eight percent and matures on April 20, 2002. The $6,000 is included in the accompanying condensed financial statements as note payable to officer. Accrued interest expense on the note totaled $53 as of June 30, 2001.

Note C: Income taxes
--------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the six months ended June 30, 2001 resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Part I. Item 2. Plan of operation
---------------------------------

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

The Company has expanded its web site content beyond product sales, in an effort to attract more customers for future potential advertising revenues. Once the site is attracting approximately one million hits per month, management believes that the Company would be in position to offer banner advertising to other entities. The average web site hits per month increased from approximately 25,000 hits per month during the second quarter of 2000, to approximately 69,000 hits per month during the second quarter of 2001. There is no assurance that the Company will achieve its goal of obtaining one million hits per month on its web site, nor is there an estimated date upon which it could be met, or that web site hits can be converted into sales revenue. The Company has no agreements or contracts for advertising on its web site at June 30, 2001.

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

The Company's officers work part-time and are the only employees of the Company at June 30, 2001. The Company does not intend to hire any additional employees in the foreseeable future. The Company does not intend to make significant equipment purchases or incur research and development costs within the next twelve months.

FINANCIAL CONDITION
-------------------

As of June 30, 2001, the Company had total assets of $14,595 as compared to $45,360 at June 30, 2000. The decrease was related to the Company's use of cash to fund its business plan during the period; and increases in accumulated depreciation and accumulated amortization during the period from June 30, 2000 through June 30, 2001, which totaled $2,430 and $5,000, respectively.

RESULTS OF OPERATIONS
---------------------

During the six months ended June 30, 2001, the Company recorded sales totaling $419 as compared with $168 for the six months ended June 30, 2000. Operating expenses increased from $17,117 for the six months ended June 30, 2000 to $19,076 for the six months ended June 30, 2001. The operating expenses increased due to an increase in general and administrative expenses.

Part 2. Other Information
-------------------------

                                  E-BAIT, INC.
                          (A Development Stage Company)

Items 1 through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

     There were no reports on Form 8-K.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                E-BAIT, INC.
                                                (Registrant)


DATE: August 10, 2001                           BY: /s/ Mark Heverly
---------------------                           --------------------
                                                Mark Heverly
                                                Secretary and Treasurer