Form 10-Q
period 2001-09-30
EBAIT INC
filed 2001-11-20
CIK 1104194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


FORM 10-QSB
Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.


For the quarter ended	September 30, 2001	Commission file number
	0001104194


E-BAIT, Inc.
(Exact name of registrant as specified in its charter)





California									33-0843633
(State or other jurisdiction of
	(I.R.S. Employer
incorporation or organization)
	Identification No.)

2279 Segundo Ct, #4
Pleasanton, California								94588
(Address of principal executive offices)					(Zip Code)


(925) 462-6280
Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No


As of September 30, 2001, there were ________ shares of common stock outstanding.


E-BAIT, INC.
FOR THE QUARTER ENDED
SEPTEMBER 30, 2001

INDEX

PART I - FINANCIAL INFORMATION						Page
No.

Item 1.	Financial Statements

	Balance Sheet - September 30, 2001	3

	Statements of Operations for the three months and
nine months ended September 30, 2001 and 2000	4

	Statements of Cash Flows for the nine months
Ended September 30, 2001 and 2001	5

Notes to financial statements	6-9

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operation	10-17

	Selected Pro Forma Financial Data	10-11

PART II - OTHER INFORMATION

Item 1. 	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults by the Company upon its
Senior Securities	18

Item 4.	Submission of Matter to a Vote of
Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports of Form 8-K	18

SIGNATURES	18



Item 2.	Management's Discussion and Analysis or Plan of Operations.

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management all adjusts (consisting only of normal reoccurring adjustments) considered necessary for a fare presentation have been included. For further information, refer to the Financial Statements and footnotes included in Form 10-KSB for the year ended December 31, 2000.

	The financial statements enclose in this Form 10-QSB are of E-BAIT, Inc. pre-merger.

Pursuant to an Acquisition Agreement (the "Agreement") dated as of August 17, 2001 between E-Bait Corporation ("E-Bait") a California corporation, and Barrington International Marketing, Inc. ("Barrington") a Nevada corporation, all the outstanding shares of common stock of Barrington are to be exchanged for one-million shares of 144 restricted common stock of E-Bait in a transaction in which E-Bait will be the parent corporation. A copy of the Agreement is filed as an exhibit herewith.
Business
Barrington Foods International, Inc. (BFI) is a Nevada corporation whose purpose is to develop and distribute innovative products. It is a fast growing, world-wide food and trading company, with distribution and access to resources and products around the world. BFI's core product line is soy and dairy based powdered milk products. Currently BFI's foremost product is Pride & Joy, an infant formula. Other products that are in various stages of development, patenting, and distribution are discussed in The Product portion of this
Summary.
The Product
BFI's core product line is soy and dairy based powdered milk products. BFI management believes that customers want our products and will pay for the convenience and higher digestibility of our nutritionally balanced formulas and all natural substitute milk products.
BFI is developing natural biological and microbiologically enhanced products for use in the nutritional and agricultural industries.
BFI currently generates its revenue from soy milk, skim milk, whole milk, lactose free milk, bulk milk, flavored milk products using BFI's patent pending flavorings, infant formula, and powdered juice crystals. Currently BFI's main product is Pride and Joy, an infant formula. BFI's other products, which are in various stages of development, patenting, and distribution, are:
Infant Formula - 2 soy based, 2 dairy based Toddler Formula - 1 soy based, 1 dairy based Protein Drinks - Chocolate, Vanilla, Strawberry Soy Milk - Regular, Chocolate
Milk - Low Lactose, Low Fat, Full Fat
Mocha Mix
Powdered Chocolate Milk
USDA Low Fat Powdered Milk
USDA Full Fat Powdered Milk
Whey Powder
A complete line of infant products
A line of powdered juice crystals
A line of US dairy products
A beverage especially suited for the needs of the elderly and the malnourished A beverage specially formulated for diabetics
BFI has the distribution rights for products that it imports from other countries. These products currently include gourmet coffees and sugar. Coffee (from Vietnam and Guatemala)
Sugar (from Central America)
BFI is in the process of setting up joint ventures with major distributors of general commodities in the United States. These products will be available to our distributors in other countries. These products include shampoo, laundry soaps, toothpaste, and other sundry items.
The Market
Population Growth:
The world is experiencing profound changes as a result of the population growth in the emerging nations. This rate of population growth is having a tremendous impact on the food industry, especially the dairy and dairy substitute products

Population growth has outstripped many nations' abilities to economically supply food products internally. Many countries are unable to meet their growing nutritional needs on their own. Consequently, these countries are increasingly dependent upon outsourcing from the United States in order to ensure a dependable supply of quality disease-free food products. In particular, distributors of dairy products and dairy substitutes are scrambling to meet this increasing global demand.
The distribution of high quality dairy and dairy substitute products to the populations of these emerging countries through exports from the U.S. is the only solution which ensures a quality product and a dependable supply. The fulfillment of the basic nutritional needs of the populations of these emerging countries is the backbone of BFI's business strategy.
Lack of Refrigeration:
Powdered milk and powdered milk substitute products are realizing unprecedented growth due to their long shelf life and the lack of acceptable storage (refrigeration) in emerging nations.
Shelf stable milk or dry milk is currently purchased by 6% of U.S. households. Heaviest users are single adults under age 35. They are three times more likely to purchase dry milk versus a refrigerated carton. The second largest consumer group using dry milk is families with children under the age of 6.Convenience is the buzzword for the millennium.1
Lactose Intolerant Populations:
The populations in these emerging countries and Asia are primarily lactose intolerant and powdered milk substitutes are a staple in their diet. Specially formulated, nutritionally balanced soy milk, lactose free milk, and milk products with vegetable oil is a growing part of their diets. Soy milk sales are increasing at close to 40% per year.2 Over the next five years the sector is projected to grow from its current $2.14 billion to approximately $3.3 billion in 2002, representing a 200% compound annual growth.3
Health Conscious Populations:
The U.S. Government (effective October 1999) is now allowing food labels to state that soy milk has the ability to lower cholesterol. This has begun a new surge of interest in the health conscious public, where 60% of the U.S. adult population has cholesterol levels which exceed safe levels.4 Studies also indicate soy milk may have anticancer properties, fight osteoporosis, and help relieve the symptoms of menopause.5
The population boom in emerging countries and the health conscious American public poses a unique opportunity for BFI.
Aging Populations:
With the onset of the health conscious "baby boomer" generation, 90 million Americans are over the age of 60. The demand for nutritionally balanced, healthy soy products will increase as the population ages.

There is also the emerging market of senior nutrition. Adults over the age of 60, whose metabolism is no longer able to receive proper nutrition from normal eating habits, need nutritional supplement products. This emerging market is currently estimated at $1 billion and is expected to grow as the "baby boomer" population ages.
Large and Growing Market:
BFI is currently poised to increase its less than 1% market share to 15% in Central America with existing alliances and distribution in our targeted markets. With the introduction of our organic infant formula, BFI is set to capture 10% of the infant formula market 12 months after introduction of this product.
The powdered milk product sector is growing at a rate of 25% where the fluid milk product sector is decreasing at a rate of 3% per year. Soy milk and soy based foods are expected to reach $2.14 billion in 2001, up from $852 million in 1992 and reach $2.6 billion in 2002.6 Soy milk sales alone are growing at close to 40% per year.7
Leading Distribution and Market Reach:
BFI is uniquely positioned to provide superior customer service. Our distribution alliances with major food distributors in Central America and the United States allows us to reach localized consumers. Distributors have local facilities within a 100-mile radius of 60% of the distributors' customers. As a result, BFI and our local distributors are able to provide superior customer service to the consumer.
Long-term contracts with distributors who service schools, government agencies, grocery chains, commercial canneries, bakeries, and restaurants ensure the continued steady demand for our products.
BFI owns and distributes under the widely recognized Pride and Joy label. BFI has name recognition and international reach and coverage, while maintaining closeness to its customer.
Product Margin Improvement:
BFI's current principle activities are focused on the wholesaling of our products and proprietary formula development. BFI will experience improved gross margins by capturing the production and manufacturing margins. As more manufacturing facilities are built or purchased, BFI will become more vertically integrated through the ownership of proprietary products, their manufacture, and their wholesale distribution.
Gross margins in BFI's sector of business vary, as is the case in the food sector. BFI sells its proprietary lactose free products at higher gross margins than the commodity type product, such as bulk powdered milk. Greater gross margins are also recognized when the product is sold under the BFI brand name Pride & Joy as a finished product versus a private label to another distributer.
BFI can greatly increase profitability by expanding sales revenue and shift product mix to higher gross margin lactose free milk and the introduction of our patent pending organic infant formula.

Industry Overview
The powdered milk and powdered milk substitute products are second to fluid milk products in dollars sold in the U.S. In emerging nations, such as in Central and South America and Asia, powdered milk and powdered milk substitute products are the largest sector and fluid milk products are a distant second. In emerging countries, sales of powdered milk products and powdered milk substitute products outsell fluid milk products by an 8 to 1 ratio. Fresh milk is a rare commodity that is cost prohibitive in most geographical areas of merging countries.
The powdered milk product sector market is growing at a rate of 22%, where the fluid milk product sector is decreasing at a rate of 5% per year.
The demand for powdered milk and powdered milk substitutes is increasing. Due to the lack of refrigeration, the convenience of powder, and the improved taste, the demand is increasing over fluid milk by 22% per year.
The demand for these powdered milk products is growing at unprecedented rates. The supply of these powdered milk products is not limited by the expensive production costs of the raising and care of dairy cows, pasteurization, refrigeration, cooled transportation and the like. These powdered milk products are the primary source for protein, calcium, carbohydrates, fiber, sugar, vitamins D, A, C, and B Complexes in these emerging countries and the U.S. They are also the primary source for micronutrients such as riboflavin, folic acid, magnesium, sodium, potassium, zinc.
Our all-natural, all-organic infant formula, scheduled for release in mid-2002, will be the first product of its kind to hit the market.
The Competition:
The powdered milk and powdered milk substitute food sector is mature with few strong major players. There are no players that are totally vertically integrated by owning their own research and development, production, wholesale distribution, and retail distribution. The strongest competitors, such as Nestle (Carnation), have research and development, manufacturing, and wholesale distribution, but the retail distribution is not owned. Kellogg recently acquired (September 1999) Worthington Foods of Columbus, Ohio. Dean Foods recently purchased a minority stake in White Wave, Inc. (Boulder, Colorado), a vegetarian food company which markets Silk, one of the fastest growing brands of soymilk.
Most competitors purchase finished product from a manufacturer and distribute wholesale under their label. The majority of manufacturers only purchase and formulate ingredients and then package the product under private labels for final distribution.
BFI is in a very strong and favorable position with patented formulas and proprietary products which will assure success in meeting consumer demand for high quality nutritionally balanced powdered milk, powdered milk substitutes, and infant formula products. The growing consumer demand in the emerging countries will be an ever-constant challenge to saturate.

BFI is strategically pricing its product just below the major competitors' premium product. A comparison of the labels will show the consumer a higher nutritional content for the lower priced BFI product. Company Overview
BFI's Business Plan has four phases:
Increase sales in Central America
Start distribution in Southeast Asia
Entrance into the U.S. market
Acquire more manufacturing facilities
Expand into other geographic areas
where the population is lactose intolerant and the economics of the country do not allow for the production of fluid milk
Existing alliances and contracts in hand will allow BFI to meet year 2001 pro forma with no increase in sales or new customers.
An existing alliance with a distributor in Guatemala, who owns a manufacturing plant, will allow BFI to export ingredients from the U.S., formulate proprietary products, and import into the U.S. BFI is projecting to market products in the U.S. beginning in September 2001. A major distributor in California and two national distributors have already agreed to start marketing BFI products under the brand name Pride and Joy.
Phase one of BFI's Business Plan has been successfully completed through the formation of strategic alliances and our proprietary patent-pending formulas.
Future geographic areas for expansion and distributors who have expressed a desire to distribute BFI products are located in China, Columbia, Cuba, Taiwan, Peru, Mexico, and about 10 more countries. Conclusions
In the last 18 months, BFI has received requests from over 17 countries to develop a plant in their country like the one BFI developed in Guatemala. BFI has found from our extensive traveling in the developing countries and by participating in International Food Shows, that the world in ready and eager to produce our products in their respective countries. There is a real shortage of basic food goods in the world today. BFI has positioned itself to supply that shortage.
BFI is uniquely positioned for success:
Major distributor in Central America
Currently distribute products in Guatemala, Nicaragua, and Mexico. Alliance with the major distributor to independent food distributors in Guatemala
Alliance with the largest food distributor in Nicaragua Supplier to San Marcos in Mexico, the largest packer of fluid milk in Mexico Alliance with the primary distributor of nondairy and dairy products in Mexico City, whose customers include the city school system and commercial users such as canneries, bakeries, and restaurants.

Major distributor in Southeast Asia
Preparing to distribute products in Vietnam, Cambodia, Laos, and Burma Alliances with some major distributors in the food industry Setting up joint ventures with governmental agencies to supply our milk products to high schools and hospitals.
Focused product line in their chosen market
Unique nondairy powdered formulas of whole milk, low fat and fat free milk, lactose free milk, soy milk, infant formula, and juice crystals Proprietary formulas with extended shelf life, patents pending All natural ingredients which are nutritionally balanced Lactose free and specially formulated for diabetics Multiple flavor options compatible with product and market tastes
Large and growing population and market sector
Population in emerging countries is expanding at a rate of 6% per year 70% of the world's population is lactose intolerant 80% of Native Americans are lactose intolerant 75% of African Americans are lactose intolerant 50% of the population in Central America, South America, and Asia are lactose intolerant and do not drink fluid milk
Only 30% of humans retain a lifelong ability to digest lactose 20% of Whites are lactose intolerant
Where sales of nonfat dry milk (NFDM) has decreased 5.8% in the U.S., export of NFDM products has increased 22%
Commercial sectors, including bakeries, restaurants, bulk groceries whose primary dairy product is NFDM
Lack of consumer cold storage mandates extended shelf life, nonperishable, dry product
Few competitors
Major distributors of NFDM products are tied in with existing local distributors on an exclusive basis
Mid-size distributors frequently bypass market for perceived larger, more affluent markets
No basic local expertise or distributors
Unrealized synergies and internal growth
Current suppliers have been unable to meet demand for products Gap to meet minimum nutritional requirements is estimated at 17.6 million tons in 200110.
Currently marketed products are insufficient or nonexistent to meet consumer tastes or needs.
Current exclusive distribution agreements prevent major distributors from accessing additional market share
Unrealized growth opportunities
Local production and packaging
Bundle marketing
Enhanced distribution
Introduction of new proprietary products/formula

Sector leading management
Industry experienced management team
Senior management with value added marketing experience Local management in market area familiar with consumer needs, wants, and desires
Directors & Management Team
BFI has assembled a team of proven and dedicated professionals to launch and manage the growth of BFI. They will be selected because of their association with the startup of BFI from its infancy and because they are staunch believers in its products' market potential. These individuals are entrepreneurs in their own right and have the acumen and fortitude to see a new company through its fruition to greatness.
R. Williams-CEO
Mr. Williams is an experienced senior management professional in the food and beverage industry. He has over 18 years experience in marketing and sales and executive management positions with proven performance. To each company, he has brought significant financial returns and advanced to top management positions.
In addition, Mr. Williams has spent much of the last two years in Central America. He has been working to develop products that are uniquely suited for the developing countries, along with setting up a pilot plant in Guatemala to produce these products.
Mr. William's current primary effort is to assemble the management team capable of implementing the plans, goals and aspirations of BFI. BFI is a startup company that has set aggressive goals and, as CEO, Mr. Williams is building a team that shares his vision and will work together to achieve them. His management style promotes vigorous interaction among team members, and facilitates problem solving. He is working to coordinates the varied activities of BFI and promoting a fast paced organization capable of responding quickly to market opportunities.
Mr. Williams will evaluate business opportunities for BFI and determine the best course for the company. He is currently evaluating new products, joint ventures, acquisitions and other collaborations that make sense for the company and move the company quickly toward its goals.
In addition to strong senior management qualifications, Mr. Williams brings to BFI demonstrated experience in business planning, and new products ideas that will provide every opportunity for BFI to meet its aggressive goals and make the company a success.
D. Holmes-President
Darrel L. Holmes is an accomplished executive with over 22 years experience in the medical diagnostics, biotech, environmental, and food and beverage industries. He has extensive experience in plant operations, product development, regulatory interface (primarily the FDA which also regulates BFI) and senior management. Mr. Holmes has managed technical manufacturing sites with over 100 people under his supervision and operations producing over 80 million dollars in annual sales. Mr. Holmes has a degree in Biology with numerous post graduate classes, seminars and certifications. He is capable in technical as well as regulatory and management areas. He is a hand on manager who continually seeks to make improvements, build teamwork within an organization and produce high quality products, on schedule, for an acceptable profit.
Mr. Holmes is an excellent problem-solver whose innovative and resourceful management style make him well suited to lead and motivate employees and manage a company.
Mr. Holmes has held executive positions with companies all involved in scientific endeavors. He is a proven technical manager and has expanded the sales and production efficiencies everywhere he has worked. As part of his technical capabilities, he has been directly responsible for operating and managing all technical operations for diagnostics and biotech companies and he will perform similar functions as Vice President of Operations and President for BFI. He has been responsible for aseptic and sterile reagent manufacturing, filling, labeling, packaging and distribution.
In past employment, Mr. Holmes has operated a large bottled water company, setting up a cell biology division for a leading biotech company, and managing an established medical diagnostics company with excellent success. He understands inventory management and computer controls. He works closely with managers and supervisors to assure that adequate systems are in place to monitor control and improve business and technical departments to assure the operations continuity, profitability and success.
Statement of Corporate Positions
Mother's Milk:
BFI acknowledges that mother's natural milk is the best possible source of nutrition for infants up to one year old. The products sold are not intended to undermine natural breast-feeding. Barrington's products are intended provide infant nourishment if the mother is unable or chooses not to provide breast milk. Barrington will work with industry, national, local and global agencies to ensure its products are produced and marketed in a manner to provide a safe and nutritional alternative to mother's milk, if the mother chooses not to breast-feed or the child is unable to accept mother's milk.

PLAN OF OPERATION
The Company has created and designed a fully functional, interactive e-commerce Internet web site. The E-Bait web site allows the public to purchase fishing lures and other fishing related products from several independent lure manufacturers. The Company provides separate online stores within the E-Bait web site for each manufacturer. The Company receives a 30 percent commission (excluding shipping fees) from each sale.

The Company has expanded its web site content beyond product sales, in an effort to attract more customers for future potential advertising revenues. Once the site is attracting approximately one million hits per month, management believes that the Company would be in position to offer banner advertising to other entities. The average web site hits per month increased from approximately 30,000 hits per month during the second quarter of 2000, to approximately 55,000 hits per month during the second quarter of 2001. There is no assurance that the Company will achieve its goal of obtaining one million hits per month on its web site, nor is there an estimated date upon which it could be met, or that web site hits can be converted into sales revenue. The Company has no agreements or contracts for advertising on its web site at September 30, 2001.

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

The Company's officers work part-time and are the only employees of the Company at September 30, 2001. The Company does not intend to hire any additional employees in the foreseeable future. The Company does not intend to make significant equipment purchases or incur research and development costs within the next twelve months.

FINANCIAL CONDITION
As of September 30, 2001, the Company had total assets of $10,154 as compared to $45,360 at September 30, 2000. The decrease was related to the Company's use of cash to fund its business plan during the period; and increases in accumulated depreciation and accumulated amortization during the nine period ending September 30, 2001, which totaled $4,696 and $8,042 , respectively.

RESULTS OF OPERATIONS
During the nine months ended September 30, 2001, the Company recorded sales totaling $1,011 as compared with $315 for the nine months ended September 30, 2000. Operating expenses increased from $27,573 for the nine months ended September 30, 2000 to $26,632 for the nine months ended September 30, 2001. The operating expenses increased due to an increase in general and administrative expenses.





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







	E-BAIT, INC.

		(Registrant)


DATE:    August 10, 2001	BY: ________________________________
					    Mark Heverly
					    Secretary and Treasurer

























11