Form 10QSB/A
period 2001-09-30
EBAIT INC
filed 2001-11-21
CIK 1104194

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                             FORM 10-QSB
              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934.


For the quarter ended September 30, 2001
Commission file number: 000-31042


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

                                    E-BAIT, INC.
                         (A Development Stage Enterprise)
                                   BALANCE SHEET
                                     (UNAUDITED)

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                     (UNAUDITED)

       ASSETS
CURRENT ASSETS
Cash                                                         $  170
Equipment, less accumulated depreciation of $4,696            3,026
Computer software, less accumulated depreciation of $8,042    6,958
                                                             ------
Total current assets                                        $10,154
                                                            =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                   $ 1,100
Note payable to officer                                       6,000
Accrued interest payable to officer                             173
                                                              -----
Total liabilities                                             7,273
                                                              -----
STOCKHOLDERS' EQUITY
Common stock                                                      -
Additional paid-in capital                                  1,014,668
Deficit accumulated during the development stage           (1,011,787)
                                                           ----------
Total stockholders' equity                                     2,881
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  10,154
                                                           ==========





                                          E-BAIT, INC.
                                   STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                                                            February 4,
                                                              1999
                                                           (inception)
                   Three Months Ended   Nine Months Ended   Through
                      September 30,      September 30,    September 30,
                       2001   2000         2001   2000         2001
                       -----  -----        -----  -----      ----------
Commission revenue     $592   $147         $1011  $315         $1470

Operating expenses:
Stock based compensation
Organization costs and
  services               -      -             -     -         881,000
  Website development
  costs                  -      -             -     -          20,000
  General and
   administrative    8,078  8,705        27,573 26,632        114,252
Total operating
   expenses          8,078  8,705        27,573 (26,632)    1,015,252
                     -----  -----        ------  ------     ---------
Loss from operations (7486) (8558)       (26562) (26317)   (1,013,782)

Interest income          -      -            -     642           2640
Interest expense     (120)      -         (173)      -          (173)
Net loss before
  income taxes      (7606)  (8558)      (26735)(25,675)   (1,011,315)

Income taxes             -      -            -       -             -
                    -----   -----        ------ -------    ---------
Net Loss           $7,606) $(8558)     $(26,735)$(25,675) $(1,011,315)
                   ======  =======      ======== ========  ==========
Basic and diluted
 loss per common
  share            $(0.00) $(0.00)      $(0.01)  $(0.01)
Basic and diluted
  weighted average
 Common shares
  outstanding    2,000,000 2,000,000    2,000,000 2,000,000
                 ========= =========    =========  ========



                                          E-BAIT, INC.
                                    STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

                                                            February 4,
                                                              1999
                                                           (inception)
                                       Nine Months Ended     Through
                                         September 30,    September 30
                                        2001     2000          2001
                                     --------  --------   -----------
Net cash used in operating activies $(15,123)  $(15,330)   $(102,000)

Cash flows from investing activities:
 Equipment purchases                       -      (1239)      (7,723)
 Payments for computer software costs      -          -       (15,000)
Net cash used in investing activities      -      (1239)       (22723)
                                     --------  ---------  ------------
Cash flows from financing activities:
 Proceeds from sale of stock               -          -        119,000
Payments for offering costs                -          -           (107)
Proceeds from note issued to officer   6,000          -          6,000
Advances paid to officer                   -     (9,900)       (29,900)
Repayment of advances by officer           -      9,900         29,900
Net cash (used in) provided by financing
    activities                         6,000          -        124,893
                                     --------   --------  ------------

Net change in cash                    (9,123)   (16,569)           170
Cash, beginning of period              9,293     26,861              -

Cash, end of period                     $170     $10,292          $170
                                     --------   ---------   -----------
Supplemental disclosure of cash flow info:
  Cash paid during the period for:

   Interest                           $    -     $     -     $       -
                                      -------    --------   -----------
   Income taxes                       $    -     $     -     $       -
                                      -------    --------   -----------

The accompanying notes are an integral part of the financial statement.



                                         E-BAIT, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                      SEPTEMBER 30, 2001



NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Basis of Presentation
	The accompanying financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its form 10-SB dated December 31, 2000 and filed on April 3, 2001, and should be read in conjunction with the notes thereto.

	In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods ended September
30, 2001 are not necessarily indicative of the results to be expected for the year.

	The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises." As of September 30, 2001, the Company had devoted substantially all of its efforts to financial planning, raising capital and developing markets.

	Financial data presented herein is unaudited.

Recent Accounting Pronouncements
On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations


                                    E-BAIT, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2001



NOTE 2 - 	RELATED PARTY TRANSACTION

	During the nine months ended September 30, 2001, and officer contributed to the Company bookkeeping, order processing and website management services valued at $8,505. The $8,505 is included in the accompanying financial statements as an increase to general and administrative expenses and an increase to additional paid-in capital.

	On April 20, 2001, an officer loaned to the Company $6,000 for working capital in exchange for a promissory note. The note carries an interest rate of eight percent and matures on April 20, 2002. The $6,000 is included in the accompanying financial statements as note payable to officer. Accrued interest expense on the note totaled $173 as of September 30, 2001.

NOTE 3 - 	INCOME TAXES

	The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company incurred net operating losses during the nine months ended September 30, 2001, resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 4 - 		REORGANIZATION

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


                                    E-BAIT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2001



NOTE 4 - 	REORGANIZATION (Continued)

This merger transaction will be accounted for in the financial statements as a public shell merger. As a result of this transaction the former shareholders of Barrington acquired or exercised control over a majority of the shares of E-Bait Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Barrington and, therefore, these financial statements represent a continuation of the legal entity, Barrington, not E-Bait, the legal survivor. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

 In accounting for this transaction:

		i)	Barrington is deemed to  be the purchaser and
surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

ii) 	Control of the net assets and business of E-Bait was acquired effective August 17, 2001. This transaction will be accounted for as a purchase of the assets and liabilities of E-Bait by Barrington. The historical cost of the net assets acquired was $0.

 .
NOTE 5 -	STOCKHOLDERS' EQUITY

Pursuant to an Acquisition Agreement and Plan of Merger (the "Merger Agreement") dated as of August 17, 2001 between Barrington, and E-Bait, all the outstanding shares of common stock of Barrington were exchanged for 1,000,000 shares of the Company. (See notes 1 and 2)

                                    E-BAIT, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2001



NOTE 6 - 	SUBSEQUENT EVENTS
The corporation issued a dividend of 9 additional shares for each share outstanding effective August 29, 2001.


NOTE 7	GOING CONCERN

	The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependant upon obtaining future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

Major distributor in Southeast Asia
Preparing to distribute products in Vietnam, Cambodia, Laos, and Burma Alliances with some major distributors in the food industry Setting up joint ventures with governmental agencies to supply our milk products to high schools and hospitals.
Focused product line in their chosen market
Unique nondairy powdered formulas of whole milk, low fat and fat free milk, lactose free milk, soy milk, infant formula, and juice crystals Proprietary formulas with extended shelf life, patents pending All natural ingredients which are nutritionally balanced Lactose free and specially formulated for diabetics Multiple flavor options compatible with product and market tastes
Large and growing population and market sector
Population in emerging countries is expanding at a rate of 6% per year 70% of the world's population is lactose intolerant 80% of Native Americans are lactose intolerant 75% of African Americans are lactose intolerant 50% of the population in Central America, South America, and Asia are lactose intolerant and do not drink fluid milk
Only 30% of humans retain a lifelong ability to digest lactose 20% of Whites are lactose intolerant
Where sales of nonfat dry milk (NFDM) has decreased 5.8% in the U.S., export of NFDM products has increased 22%
Commercial sectors, including bakeries, restaurants, bulk groceries whose primary dairy product is NFDM
Lack of consumer cold storage mandates extended shelf life, nonperishable, dry product
Few competitors
Major distributors of NFDM products are tied in with existing local distributors on an exclusive basis
Mid-size distributors frequently bypass market for perceived larger, more affluent markets
No basic local expertise or distributors
Unrealized synergies and internal growth
Current suppliers have been unable to meet demand for products Gap to meet minimum nutritional requirements is estimated at 17.6 million tons in 2001.
Currently marketed products are insufficient or nonexistent to meet consumer tastes or needs.
Current exclusive distribution agreements prevent major distributors from accessing additional market share
Unrealized growth opportunities
Local production and packaging
Bundle marketing
Enhanced distribution
Introduction of new proprietary products/formula

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

The Company's officers work part-time and are the only employees of the Company at September 30, 2001. The Company does not intend to hire any additional employees in the foreseeable future. The Company does not intend to make significant equipment purchases or incur research and development posts within the next twelve months.

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





Part 2.    Other Information

E-BAIT, INC.
(A Development Stage Company)

Items 1 through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

	There were no reports on Form 8-K.





SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three and six months ended September 30, 2001 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



E-BAIT, INC.
Registrant)

DATE:   November 21, 2001     BY: /s/________________________
                                   Mark Heverly
                                   Secretary and Treasurer
























2


5
The accompanying notes are an integral part of the financial statement.

-  -
E-16