Form 10KSB
period 2001-12-31
BARRINGTON FOODS INTERNATIONAL INC
filed 2002-05-20
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission File Number: 0-25523

                       BARRINGTON FOODS INTERNATIONAL, INC.
               ------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)

               NEVADA                                     33-0843633
-------------------------------                      ------------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


       3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV      89109
       ----------------------------------------------------   ----------
             (Address of principal executive offices)         (Zip Code)

          Registrant's Phone: (702) 990-3623  Fax: (702) 990-3624

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on
                                                                Which
registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer is a developmental stage company, and as such did not generate any revenues this past calendar year.

     Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $1,312,200.

     As of May 16, 2002, the issuer had 9,126,015 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III

Transitional Small Business Disclosure Format check one: Yes ( ) No [X]

                                    CONTENTS

PART NUMBER                                                    PAGE NUMBER

PART I

      Item 1.  Description of Business                                  4
      Item 2.  Description of Property                                 14
      Item 3.  Legal Proceedings                                       14
      Item 4.  Submission of Matters to a Vote of Security Holders     14

PART II

      Item 5.  Market for Common Equity and Stockholder Matters        15
      Item 6.  Management's Discussion and Analysis                    15
      Item 7.  Financial Statements                                    18
      Item 8.  Changes in and Disagreements with
               Accountants on Accounting and Financial Disclosure      19

PART III

        Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                 Exchange Act                                          19
        Item 10. Executive Compensation                                21
        Item 11. Security Ownership of Certain Beneficial
                 Owners and Management                                 22
        Item 12. Certain Relationships and Related Transactions        23
        Item 13  Exhibits and Reports on Form 8-K                      24

SIGNATURES                                                             25




                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking Statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in
Item 6, "Management's Discussion and Analysis" and included elsewhere in this report.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Statement of Purpose

At Barrington Foods International, Inc. hereinafter referred to as the ("Company") or ("Barrington") or ("BFII"), has a continuing commitment to produce and distribute a high quality menu of food products to its customers throughout the world.

Whether soy, dairy, or whey based proteins, we believe that our "foods" are not just commodities that have been grown, processed and packaged by agri-businesses, but an essential and personal ingredient in achieving a better and healthier life for our customers. That is why we believe that our customers have placed their trust in BFII.

BFII is a Nevada Corporation whose purpose is to develop and distribute innovative products. It is a world-wide food and trading company, with distribution and access to resources and products around the world. BFII's core product line is soy and dairy based powdered milk products. Currently BFII's foremost product is Pride and Joy, an infant formula. Other products that are in various stages of development, patenting, and distribution are discussed in The Product portion of this summary.

The Company was incorporated in California on February 4, 1999, as "E-Bait Inc.", with authorized capital of fifty million (50,000,000) shares of common stock, par value $0.001 per share. Pursuant to an Acquisition Agreement dated as of August 17, 2001 between E-Bait Corporation, a California corporation, and Barrington International Marketing, Inc., a Nevada corporation, where all the outstanding shares of common stock of Barrington were exchanged for one-million (1,000,000) shares of 144 restricted common stock of E-Bait.

The parent Company changed its name and domicile from California to Nevada based on the fact that management plans to work from office space leased in Nevada. The Company also changed its name to Barrington Foods International, Inc.
B. Business of Issuer

(1) Principal Products and Services and Principal Markets

Overview

BFII's core product line is soy and dairy based powder formulas. BFII management believes that customers want our products and will pay for the convenience and higher digestibility of our nutritionally balanced formulas and all natural substitute milk products. BFII is developing natural biological and microbiologically enhanced products for use in the nutritional and agricultural industries. BFII will generate its revenue with soy milk, skim milk, whole milk, lactose free milk, bulk milk, flavored milk products.

Currently BFII's main products are Pride and Joy Powder Beverages. BFII's other products, which are in various stages of development, patenting, and distribution, are:

      Milks [dairy/non-dairy], Soy Milk, Expectant Mother's, Infant Formula, Toddler and Teen Products, Beverages (Protein Drinks and Juice Crystals). Mocha Mix, Powdered Chocolate Milk, a beverage especially suited for the needs of the elderly and the malnourished, Non-Food Items, Commodities [coffee, sugar, etc.]

The Market

Population growth has outstripped many nations' abilities to economically supply food products internally. Many countries are unable to meet their growing nutritional needs on their own. Consequently, these countries are increasingly dependent upon outsourcing from the United States (U.S.) in order to ensure a dependable supply of quality disease-free food products. In particular, distributors of dairy products and dairy substitutes are scrambling to meet this increasing global demand.

The distribution of high quality dairy and dairy substitute products to the populations of these emerging countries through exports from the U.S. is the only solution which ensures a quality product and a dependable supply. The fulfillment of the basic nutritional needs of the populations of these emerging countries is the backbone of BFII's business strategy.

Leading Distribution and Market Reach

BFII is uniquely positioned to provide superior customer service. Our distribution alliances with major food distributors in Central America, Vietnam, South East Asia, and the U.S. allows us to reach localized consumers. Distributors have local facilities near the distributors' customers. As a result, BFII, and our local distributors are able to provide superior customer service to the customer.

BFII's current principle activities are focused on the wholesaling of our products and proprietary formula development. BFII will experience improved gross margins by capturing the production and manufacturing margins. As more manufacturing facilities are built or purchased, BFII will become more vertically integrated through the ownership or proprietary products, their manufacture, and their wholesale distribution.

Major distributor in South East Asia

Capitalizing on the Most Found Nations Trade Agreement with Vietnam, BFII moved to establish a market in that country. In March 2002 an agreement was entered into with American Service and Trading Company (American), a Vietnamese marketing and distribution company. American has an extensive distribution network already established throughout the country. American has agreed to purchase BFII's main products, including Pride and Joy (infant formula), lactose free milk, powdered soy products, and other products. BFII is currently seeking capital to establish a processing plant in Vietnam, which will formulate and package our unique products.

BFII's Business Plan

The BFII business plan has four phases as follow:
      1) Begin sales in Central America
      2) Start distribution in Southeast Asia particularly Vietnam
      3) Entrance into the U.S. market
      4) Acquire more manufacturing facilities thus expanding into other geographic areas where the population is lactose intolerant and the economics of the country do not allow for the production of fluid milk.


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

Recent Developments
-------------------

The Company announced that its Board of Directors approved the 50/50 joint venture in Vietnam and Thailand together with the establishment of a representative office in Ho Chi Minh City. The joint-venture partner is a privately owned food distributor based in Ho Chi Minh City with offices also in Hanoi. With over 10 years experience, the joint-venture partner will distribute Barrington's food products, including infant, toddler, and adult formulas to retail outlets throughout Vietnam. Vietnam has a population of over 77 million people and is the size of Kentucky, Ohio, and Tennessee combined. Trade relations with Vietnam have normalized with the United States with "American" made products in high demand.

The first container of products to Vietnam is scheduled for Spring 2002 shipment out of the Port of Oakland, CA. To date, the Company has received purchase order invoices for $47,000 (USD) in products at wholesale from the joint venture. The Company is establishing banking and financial relationships for the issuance of international Letters of Credit to facilitate the shipment of product to Vietnam and other parts of Southeast Asia.


Risk Factors
------------

Barrington has devoted much of its time and resources in identifying and marketing specialty food products. Barrington continues to evaluate its future plans, business opportunities and business strategies. That being the case and the limited number of staff available at this time severely hampers the company's ability for earnings. The company's competitors have larger marketing and sales organizations, greater financial resources, and superior sized software development staffs. This places the competition at a significant advantage. Barrington does not have many resources at this time, and it is questionable if the Company can remain a going concern.


(a)  Limited Operating History

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

The ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of Company's growth. As of December 31, 2001, the Company had an accumulated deficit of dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of brand development and distribution for its brands. Thus, the Company will need to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


(c)  Developing New Business Strategies

The Company is currently assessing various options and strategies to become a profitable corporation. This includes, but is not limited to an analysis of new businesses opportunities and evaluating new business strategies and markets for its food products. In analyzing prospective businesses opportunities, the Company's management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

(d)  Evaluating a Product Acquisition

The Company has not yet determined if it plans to seek or identify a food product acquisition. Before this decision can be made the Company's management needs to review and evaluate its costs versus expected revenues. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction to acquire a food product currently on the market from another supplier. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

(e)  Selection of a Business Opportunity

Should the company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

(f)  Operation of Business After Acquisition

If management decides to pursue a merger or acquisition, the Company will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

(g)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(h)  Competition

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

(i)  Risks Associated With New Services, Features and Functions

As the Company develops its new business strategies, there can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation. Expansion of the Company's operations in this manner would also require significant additional expenses and development, Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(j) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control.  See "--Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will receive any material amount of revenue as it pursues new business strategies in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.

(k) Risks Associated With International Operations

A component of the Company's strategy is to offer its products to international customers. Expansion into the international markets will require management attention and resources. The Company has limited experience in localizing its service, and the Company believes that many of its competitors are also undertaking expansion into foreign markets. There can be no assurance that the Company will be successful in expanding into international markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations.

To the extent the Company expands its international operations and has additional portions of its international revenues denominated in foreign currencies, the Company could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.


2) Status of Any Announced New Product or Service

The Company does not have any announced new product or service. If the Company can find a supplier to market their products through its channels of distribution, then these would be considered new products marketed by the company. The Company, however, has yet to announce any new products and has not announced any other recent additions or services.

3) Customers

The Company believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers. The Company intends to make a commitment to the creation and maintenance of brand loyalty.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to BFII will conduct transactions with BFII on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its brands and its underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

5)  Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it defines its business strategies. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity presents a risk to the Company.


6) Research and Development Activities

The Company needs to develop and identify food products that achieve market acceptance by its users. There can be no assurance that BFII, will be able to identify such products or achieve market acceptance. Accordingly, no assurance can be given that the Company's future business model will be successful or that it can sustain revenue growth or be profitable. Therefore, if the Company develops a product line which does not achieve or sustain market acceptance, the Company's business, results of operation may be materially and adversely affected.

There can be no assurances the Company will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on the company's business, results of operations and financial condition.

7)  Employees

The Company currently has five (5) employees. Three of these individuals serve as Officers of the Company. The Company does not intend to add employees until it starts generating revenues.

(i) The Company's performance and success is dependent on management's ability to develop, create and execute strategies for the company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


ITEM 2  DESCRIPTION OF PROPERTY

BFII has corporate offices at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109. BFII does not own real property. BFII owns some Personal property located at its corporate office which is used for office work. The Company paid in rent expenses $30,718 during the year. BFII is developing intellectual property in the form of food product formulas and product information. The intellectual property will be useful in having its own line of products to market worldwide.

ITEM 3  LEGAL PROCEEDINGS

As of the date hereof, BFII is not a party to any material legal proceedings, and none are known to be contemplated against BFII.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

PART II

ITEM 5  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

On August 6, 2001 BFII's common stock (under a prior name of e-Bait, Inc.) was cleared for trading on the OTC Bulletin Board system under the symbol EBAI. When BFII changed its name to the current name, its trading symbol was changed to BFII effective December 10, 2001. Trading of BFII's common stock began in late August 2001. Trading of BFII's common stock has been limited through May 2002.

The following table sets forth the high and low bid prices of BFII's common stock for each quarter shown, as provided by the NASDAQ Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

FISCAL 2001                                 HIGH               LOW
-------------------------------------------------------------------
Quarter Ended March 31, 2001                N/A                N/A
Quarter Ended June 30, 2001                 N/A                N/A
Quarter Ended September 30, 2001          $17.50            $10.10
Quarter Ended December 31, 2001           $17.50            $ 0.23

The approximate number of holders of record of BFII's common stock as of December 31, 2001 is: 32 shareholders.

Holders of BFII's common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on BFII's common stock through May 2002. Management does not anticipate paying any dividends on common stock in the foreseeable future.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS

(i) General
-----------

BFII is a start-up company that developed its initial business plan in 2001. BFII commenced sales and operations to support sales in April 2002. Accordingly, BFII had no revenue or cost of goods sold in 2001. BFII incurred expenses related to administrative and organizational costs in 2001. Compensation expense in 2001 is primarily attributable to issuances of stock. BFII had limited resources for cash outlay in 2001 and the first quarter of 2002. During the second quarter of 2002, BFII plans to engage in activities to raise capital through both debt and equity financing. Management expects sales levels will be low until third quarter of 2002.

During the twelve month operating period ended December 31, 2001, the Company incurred a net loss of $2,276,758, or a loss of $2.12 per share, this compared to a net loss of $(20,000), or $0.01 per share for the period December 8, 2000 (date of inception) through December 31, 2000. The majority of the loss experienced this year was a result of fee paid in stock for consulting services.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has achieved no revenues or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of December 31, 2001, the Company had an accumulated deficit of $(4,346,361) dollars.

The Company expects that its operating expenses will increase significantly, especially as it fine tunes its business plan. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's independent auditor has issued the following Going Concern Comment, in their Audit Letter. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there is no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern.

(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company generated no revenues since its inception. In addition, the Company does not expect to generate any significant revenues over the next approximately to twelve (12) months.
During calendar year, 2001, the Company experienced net losses of $ (4,326,361), or a loss of $2.12 per share, this compared to a net loss of $(20,000), or $0.01 per share for the period December 8, 2000 (date of inception) through December 31, 2000. The bulk of these expenses were for consulting services ($3,532,908); E-Bait acquisition cost ($700,0000; general and administrative expenses ($30,718); travel expenses ($25,626); and rent expenses of ($30,718). The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources
-------------------------------------

The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock and 3,000,000 shares of its $0.001 par value Series A, B and C preferred stock.

Pursuant to the acquisition Agreement dated August 17, 2001 between E-Bait and BIMI, all the outstanding shares of common stock of BIMI were exchanged for 1,772,015 shares of E-Bait common stock (as adjusted) (See Financial Notes 1 and 2). A change of control of the Company occurred pursuant to the Agreement. Simultaneous with this transaction, BIMI as consideration for the Agreement entered into a Promissory Note totaling $700,000 to certain of the former shareholders of E-Bait (See Financial footnotes 2, 4 and 9).


The Company retained the services of various individuals and entities for purposes of assisting the Company in its corporate and product development, in addition to legal fees to cover costs and expenses prior to its obtaining sufficient capital for operations. These individuals received 30,000 shares (3,000,000 shares pre reverse split) of the Company's common stock as compensation. The Company has recognized consulting expense totaling $189,000 relating to the issuance of these shares on November 19, 2001.


On December 6, 2001, the Company issued 2,600,000 shares (26,000,000 shares pre reverse split) of the Company's restricted common stock to its CEO and principal shareholder in lieu of compensation for $2,860,000.

On December 20, 2001, the Company issued 1,200,000 shares of the Company's common stock to various consultants, valued at $307,500, for services performed.

On January 9, 2002 the Company issued 140,000 shares of its preferred stock with a stated value of $5.00 per share to certain of the former shareholders of E-Bait, Inc. in lieu of a promissory note for $700,000 which represents the consideration for the agreement and reorganization between E-Bait and BFII.

On January 11, 2002, the Company issued 475,000 shares of its unrestricted common stock, valued at $356,250, for consulting services.

On January 24, 2002 the Company issued 200,000 shares of its restricted common stock to replace 475,000 shares of its unrestricted stock issued for compensation on December 20, 2001 to certain consultants for services performed.

On April 24, 2002 the Company issued 500,000 shares of its restricted common stock valued at $55,000 to certain officers and outside contractors as compensation for services performed.

On May 6, 2002 the Company issued 750,000 shares or its restricted common stock valued at $82,500 to certain officers and outside contractors for services performed.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.


ITEM 7  FINANCIAL STATEMENTS

                     BARRINGTON FOODS INTERNATIONAL, INC.
                    AND SUBSIDIARY (FORMERLY E-BAIT, INC.)
                         (A Development Stage Company)
                       CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



                                        INDEX

Independent Auditors' Report                                  F-1

Consolidated Balance Sheets                                   F-2

Consolidated Statements of Operations                         F-3

Consolidated Statement of Stockholders' Deficiency            F-4

Consolidated Statements of Cash Flows                         F-5

Notes to Consolidated Financial Statements                    F-6-F-14



                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF BARRINGTON FOODS INTERNATIONAL, INC.



We have audited the accompanying consolidated balance sheets of Barrington Foods International, Inc. and Subsidiary (Formerly E-Bait, Inc.) (A Development Stage Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended, and for the period from December 8, 2000 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barrington Foods International, Inc. and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, and for the period from December 8, 2000 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statement have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying consolidated financial statements, the company has no
established  revenue.    As   of  December  31,  2002,  the  Company's  current
liabilities exceed its current assets and the Company has a stockholders deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                          MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                          Certified Public Accountants

Los Angeles, California
May 9, 2002

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                      -------------------------
                                                         2001            2000
                                                      -----------     ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $         -     $       -
  Prepaid expenses and other current assets                   700             -
                                                      -----------     ---------
    Total current assets                                      700             -
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $51                                         972             -
                                                      -----------     ---------
    TOTAL ASSETS                                      $     1,672     $       -
                                                      ===========     =========

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Bank overdraft                                      $       622     $       -
  Accounts payable and accrued expenses                    60,864             -
  Due to related parties                                   77,252             -
  Notes payable - related parties                         132,795             -
  Promissory note                                         700,000             -
                                                      -----------     ---------
    Total current liabilities                             971,533             -
                                                      -----------     ---------
Commitments and contingencies                                   -             -
STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 50,000,000 shares
     authorized; 5,830,015 and 1,772,015 shares
     issued and outstanding                                 5,830         1,772
  Additional paid-in capital                            3,370,670        18,228
  Accumulated deficit                                  (4,346,361)      (20,000)
                                                      -----------     ---------
    Total stockholders' deficiency                     (  969,861)            -
                                                      -----------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $     1,672     $       -
                                                      ===========     =========



The accompanying notes are an integral part of these consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                          (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                 For the Period
                                                                     From
                                                                   December 8,
                                                                     2000
                                             For the Year Ending  (Inception)
                                                 December 31,      December 31,
                                           ----------    --------  ------------
                                               2001        2000         2001
                                           ----------    --------   -----------
REVENUE                                    $        -    $     -    $         -
                                           ----------    --------   -----------
OPERATING EXPENSES
  Depreciation and amortization                    51          -             51
  Consulting and professional fees          3,532,908     20,000      3,552,908
  E-Bait acquisition cost                     700,000          -        700,000
  Travel and entertainment                     25,626          -         25,626
  Rent expense                                 14,134          -         14,134
  Other general and
         administrative expenses               30,718          -         30,718
                                           ----------    --------   -----------
     Total operating expenses               4,303,437     20,000      4,323,437
                                           ----------    --------   -----------
LOSS FROM OPERATIONS                       (4,303,437)   (20,000)    (4,323,437)
OTHER EXPENSE
  Interest expense                         (   22,924)         -     (   22,924)
                                           ----------    --------   -----------
LOSS BEFORE PROVISION
 FOR INCOME TAXES                          (4,326,361)   (20,000)    (4,346,361)
PROVISION FOR INCOME TAXES                          -          -              -
                                           ----------    --------    ----------
NET LOSS                                 $ (4,326,361)  $(20,000)   $(4,346,361)
                                         =============  =========   ============
NET LOSS PER COMMON SHARE
Basic and diluted                        $ (     2.12)  $ ( 0.01)
                                         =============  =========


The accompanying notes are an integral part of these consolidated financial Statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY



STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                              Common Stock  Additional  During the
                          -----------------  Paid-in   Development
                            Shares   Amount  Capital      Stage        Total
                          ---------  ------ ---------- ----------- -------------
Balance at
 Dec, 8, 2000
 (Inception)                      -  $    - $        - $         -  $         -

Issuance of founder
 shares for services      1,772,015   1,772     18,228           -       20,000

Net loss                          -       -          -     (20,000)     (20,000)
                          ---------  ------ ---------- ----------- -------------
Balance at
December 31, 2000         1,772,015   1,772     18,228     (20,000)           -

Acquisition of net
Assets of E-Bait, Inc.      228,000     228       (228)          -            -

Issuance of common
Stock for services        3,830,000   3,830  3,352,670           -    3,356,500

Net loss                          -       -          -  (4,326,361)  (4,326,361)
                          ---------  ------ ---------- ----------- -------------
Balance at
December 31, 2001         5,830,015  $5,830 $3,370,670 $(4,346,361) $ (969,861)


The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                      (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Period
                                                                       From
                                                                    December 8,
                                                                        2000
                                             For the Year Ending    (Inception)
                                                 December 31,       December 31,
                                           ----------    --------    ----------
                                               2001        2000         2001
                                           ----------    --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $(4,326,361)   $ (20,000)   $(4,346,361)
Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
  Issuance of common stock for services   3,356,500       20,000      3,376,500
  E-Bait acquisition cost                   700,000            -        700,000
  Depreciation expense                           51            -             51
Changes in Certain Assets and Liabilities:
  Increase in prepaid expenses and
  other current assets                  (       700)           -      (     700)
  Increase in accounts payable and
     accrued expenses                        60,864            -         60,864
  Increase in due to related parties         77,252            -         77,252
                                       ------------    ---------   -------------
NET CASH USED IN OPERATING ACTIVITIES   (   132,394)           -       (132,394)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment      (     1,023)           -       (  1,023)
                                       ------------    ---------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank overdraft                      622            -            622
Proceeds from notes
   payable - related parties                132,795            -        132,795
                                       ------------    ---------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES   133,417            -        133,417
NET INCREASE IN CASH AND CASH EQUIVALENTS         -            -              -
CASH AND CASH EQUIVALENTS - BEGINNING             -            -              -
                                       ------------    ---------   ------------
CASH AND CASH EQUIVALENTS - ENDING     $          -    $       -   $          -
                                       ============    =========   ============
CASH PAID DURING THE YEAR FOR:
Interest Expense                       $          -    $       -   $          -
                                       ============    =========   ============
Income Taxes                           $          -    $       -   $          -
                                       ============    =========   ============


NON-CASH FINANCING ACTIVITY:
  o As discussed in Notes 1, 2, 4 and 5, the Company had certain non-cash activities relating to the issuance of common stock.

The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Basis of Presentation
             ---------------------
             The accompanying consolidated financial statements include the accounts of Barrington Foods International, Inc. (the "Company") formerly known as E-Bait, Inc. ("E-Bait"), incorporated under the laws of the State of California on February 4, 1999 and its wholly-owned subsidiary, Barrington International Marketing, Inc. ("BIMI"), incorporated under the laws of the State of Nevada on December 8, 2000 (owned 100% by the Company). The Company is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

             All significant intercompany accounts and transactions have been eliminated in consolidation.

             On August 17, 2001, the shareholders of E-Bait entered into an Agreement (the "Agreement") with BIMI and their stockholders whereby E-Bait acquired 200,000 shares or 100% of BIMI's outstanding common stock for 1,772,015 shares of E-Bait's issued and outstanding common stock (see Note 2). This Agreement was not finalized until the closing on August 22, 2001. Simultaneous with this transaction, BIMI as consideration for the Agreement entered into a Promissory Note totaling $700,000 to certain of the former shareholders of E-Bait (see note 2, 4 and 9).

             This transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of BIMI acquired or exercised control over a majority of the shares of E-Bait. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of BIMI; therefore, these consolidated financial statements represent a continuation of BIMI, not E-Bait, the legal survivor.


             The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of December 31, 2001, the Company has generated no revenue to date, has a working capital deficiency of $969,861 and is still in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and in the process raising additional capital. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all.

             Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's operational cycle.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Line of Business
             ----------------
             The Company is involved in development and distribution of innovative products. It is a fast growing, world-wide food and trading company, with distribution and access to resources around the world. The Company's core product line is soy and dairy based powdered milk products. Currently, the Company's principal product is Pride & Joy, an infant formula. The Company has other numerous products in various stages of development, patenting, and distribution.

             Use of Estimates
             ----------------
             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

             Cash and Cash Equivalents
             -------------------------
             The Company considers all highly liquid investments purchased with
             original   maturities  of  three  months  or  less  to   be   cash
             equivalents.

             Concentration of Credit Risk
             The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

             Property and Equipment
             ----------------------
             Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

             Income Taxes
             ------------
             Income taxes are provided for based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

             Advertising Costs
             -----------------
             Advertising costs are expensed as incurred and included in selling, general and administrative expenses.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Fair Value of Financial Instruments
             -----------------------------------
             The carrying value of cash and cash equivalents, due from related party, loan receivable, accounts payable and accrued expenses, due to related party, notes payable approximates fair value due to the relatively short maturity of these instruments. The Company has no long-term payables as of December 31, 2001.

             Long-Lived Assets
             -----------------
             SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined no impairment loss needs to be recognized as of December 31, 2001.

             Stock-Based Compensation
             ------------------------
             SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

             Loss Per Share
             --------------
             SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

             The shares used in the computation of loss per share were as follows:

                                                            December 31,
                                                        -----------------------
                                                           2001          2000
                                                        ---------     ---------
             Basic and diluted                          2,038,000     1,772,000
                                                        =========     =========

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Comprehensive Income
             --------------------
             SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.

             Segment Disclosure
             ------------------
             SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 and has determined it operates in one segment.

             Recent Accounting Pronouncements
             --------------------------------
             On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

             On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

             During June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligation," was issued. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Recent Accounting Pronouncements (continued)
             --------------------------------------------
             During August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the
             Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

NOTE 2 -  CORPORATE REORGANIZATION

             Pursuant to the Share Exchange Agreement, dated August 17, 2001, E-Bait acquired 200,000 shares or 100% of all the outstanding shares of common stock of BIMI for the issuance of 1,772,015 shares of its issued and outstanding common stock. Simultaneous with this transaction, BIMI as consideration for the Agreement entered into a Promissory Note totaling $700,000 to certain of the former shareholders of E-Bait (see note 4 and 9). The Agreement was not finalized until the closing on August 22, 2001.

             This merger transaction has been accounted for in the financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of BIMI acquired or exercised control over a majority of the shares of the Company.
             Accordingly, the transaction has been treated for accounting purposes as a recapitalization of BIMI; therefore, these financial statements represent a continuation of BIMI, not the Company. Consequently, the comparative figures are those of BIMI. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

             In accounting for this transaction:

             i) BIMI  is deemed to be the purchaser and surviving  company  for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

            ii) Control  of   the  net  assets  and   business  of  E-Bait  was
                acquired effective on August 22, 2001 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of the E-Bait by BIMI at their net book value of $-0-.

           iii) The statements of operations and cash flows include BIMI results of operations and cash flows from December 8, 2000, and E-Bait's results of operations from the Effective Date.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 3 -  RELATED PARTY TRANSACTIONS

             The Company has related party transactions with several directors and officers of the Company as well as other affiliated corporations. All related party transactions within the consolidated group have been eliminated. The Company's related party transactions are as follows:

             Due to Related Parties

                                                            December 31,
                                                      -----------------------
                                                          2001        2000
                                                      ---------     ---------
             a) Rendal Williams                       $  70,567     $       -
             b) Ellis Morris                              6,685             -
                                                      ---------     ---------
                                                      $  77,252     $       -
$                                                     =========     =========

             a) As of December 31,  2001,  the  Company  had  a  payable due to officer totaling $70,567, relating to accrued fees for the services performed.

             b) As  of December 31, 2001, the Company  had  a  payable  due  to shareholder totaling $6,685, relating to advances for operating expenses.

             Notes Payable - Related Party
                                                            December 31,
                                                      -----------------------
                                                          2001        2000
                                                      ---------     ---------
             a) Regal Holdings                        $  75,935             -
             b) Marcia Falk                              19,993             -
             c) Christopher Carmen                       15,000             -
             d) Lyn Thomson                               8,000             -
             e) Other                                    13,867             -
                                                      ---------     ---------
                                                      $ 132,795     $       -
                                                      =========     =========

             The above unsecured notes were made for working capital purposes. These notes are payable upon demand and bear interest at the rate of 7% to 10% per annum. Since it is anticipated that the notes will be called, they are classified as short-term. For the year ended December 31, 2001 and 2000, interest expense was $22,924 and $-0-, respectively.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000


NOTE 4 -  PROMISSORY NOTE

             As of December 31, 2001, the Company had a Promissory Note totaling $700,000, which represents the consideration for the Agreement and reorganization between E-Bait and BIMI. Pursuant to the Agreement $400,000 shall be delivered within 15 days following NASD approval for trading with additional $300,000 due within 30 trading days. As of December 31, 2001, no cash has been delivered (see Note 9).

             The Promissory Note bears interest at 9% per annum. For the year ended December 31, 2001 interest expense was $21,000.


NOTE 5 -  COMMITMENTS AND CONTINGENCIES

             Office Lease
             The Company rents office space under a month-to-month lease. For the years ended December 31, 2001 and 2000, rent expense was $14,134 and $-0-, respectively.

             JSCO Acquisition
             On September 24, 2001, the Company and JSCO and Associates, Inc. ("JSCO") entered into an agreement (the "Agreement") whereby the Company would exchange 300,000 shares of its restricted common stock for all of the outstanding capital stock and ownership interest of JSCO. As of December 31, 2001, this transaction did not consummate and the Company is still in negotiations with JSCO on completing the Agreement.

NOTE 6 -  STOCKHOLDERS' DEFICIENCY

             Preferred Stock
             The Company has authority to issue One Million (1,000,000) shares of Series A Preferred Shares with a par value of 0.001 with such terms as determined by the Board of Directors and the corporation prior to their issuance. Each Series A Preferred Share shall have voting rights and shall carry weight equal to one hundred (100) Common Shares. Each Series A Preferred Share may be converted into one hundred (100) Common Shares upon approval by the Board of Directors of the Corporation.

             The Company has authority to issue One Million (1,000,000) authorized Series B Preferred Shares with a par value of $0.001 per share and such other terms as may be determined prior to their issuance by the Board of Directors. Each Series B Preferred Share may be converted into two (2) Common Shares upon approval by the Board of Directors.

             The Company has authority to issue One Million (1,000,000) authorized Series C Preferred Shares with a par value of $0.001 per share and such other terms as may be determined by the Board of Directors prior to their issuance. No Series C Preferred Share shall have voting rights.

                      BARRINGTON FOODS INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 -     STOCKHOLDERS' DEFICIENCY (Continued)

             Common stock
             The aggregate number of shares of common stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.001. As of December 31, 2001 and 2000, 5,830,015 and 1,772,015
             were issued and outstanding, as adjusted for the ten for one stock split on August 27, 2001, and the one for ten reverse stock split on December 10, 2001.

             Merger
             Pursuant to the acquisition Agreement dated August 17, 2001 between E-Bait and BIMI, all the outstanding shares of common stock of BIMI were exchanged for 1,772,015 shares of E-Bait common stock (as adjusted) (see Notes 1 and 2). A change of control of the Company occurred pursuant to the Agreement.

             Common Stock Issuances
             The Company retained the services of various individuals and entities for purposes of assisting the Company in its corporate and product development, in addition to legal fees to cover costs and expenses prior to its obtaining sufficient capital for operations. These individuals received 30,000 shares (3,000,000 shares pre reverse split) of the Company's common stock as compensation. The Company has recognized consulting expense totaling $189,000 relating to the issuance of these shares on November 19, 2001.

             On December 6, 2001, the Company issued 2,600,000 shares (26,000,000 shares pre reverse split) of the Company's restricted common stock to its CEO and principal shareholder in lieu of compensation for $2,860,000.

             On December 20, 2001, the Company issued 1,200,000 shares of the Company's common stock to various consultants, valued at $307,500, for services performed.

                    BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 7 -  INCOME TAXES

             The components of the provision for income taxes are as follows:

                                                            December 31,
                                                      -----------------------
                                                          2001        2000
                                                      ---------     ---------
             Current Tax Expense
                U.S. Federal                          $       -     $       -
                State and Local                               -             -
                                                      ---------     ---------
             Total Current                                    -             -
                                                      ---------     ---------

             Deferred Tax Expense
                U.S. Federal                                  -             -
                State and Local                               -             -
                                                      ---------     ---------
             Total Deferred                                   -             -
                                                      ---------     ---------

             Total Tax Provision (Benefit) from
              Continuing Operations                  $        -    $        -
                                                     ==========    ==========

             The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2001 and 2000:

             Federal Income Tax Rate                               (     34.0)%
             Effect of Valuation Allowance                               34.0%
                                                                   -----------
             Effective Income Tax Rate                                    0.0%
                                                                   ===========

             At December 31, 2001, the Company had net carryforward losses of approximately $4,346,000. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

             Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                            December 31,
                                                      -----------------------
                                                          2001        2000
                                                      ----------     ---------
             Deferred Tax Assets
                Loss Carryforwards                   $ 1,477,000     $       -
                Less:  Valuation Allowance            (1,477,000)            -
                                                     ------------    ---------
             Net Deferred Tax Assets                 $         -     $       -
                                                     ===========     =========

             Net operating loss carryforwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

                    BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 8 -  SUBSEQUENT EVENTS

             On January 9, 2002 the Company issued 140,000 shares of its preferred stock with a stated value of $5.00 per share to certain of the former shareholders of E-Bait, Inc. in lieu of a promissory note for $700,000 which represents the consideration for the agreement and reorganization between E-Bait and BIMI.

             On January 11, 2002, the Company issued 475,000 shares of its unrestricted common stock, valued at $356,250, for consulting services.

             On  January 24, 2002 the Company  issued  200,000  shares  of  its restricted common stock to replace 475,000 shares of its unrestricted stock issued for compensation on December 20, 2001 to certain consultants for services performed.

             On April 24, 2002 the Company issued 500,000 shares of its restricted common stock valued at $55,000 to certain officers and outside contractors as compensation for services performed.

             On May 6, 2002 the Company issued 750,000 shares or its restricted common stock valued at $82,500 to certain officers and outside contractors for services performed.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following table sets forth the current officers and directors of eCom
Corporation:


Name                            Age          Position(s)
------------------------        ---         -----------------------------
Rendel Williams                 46           Chairman and CEO
Michael A. Kaufmann             55           President
Sheldon H. Rosenberg            60           Chief Financial Officer



Directors & Management Team

Rendal Williams-CEO/Chairman of the Board
-----------------------------------------

Mr. Williams is an experienced senior management professional in the food and beverage industry. He has over 18 years experience in marketing and sales and executive management positions with proven performance. To each company with which he has worked, Mr. Williams has made significant contributions in product development and marketing as well as advancing to top management positions in those organizations.

Mr. William's current primary effort is to assemble the management team capable of implementing the plans, goals, and aspiration of BFII. BFII is a startup company that has set aggressive goals and, as CEO, MR. Williams is building a team that shares his vision and will work together to achieve them. His management style promotes vigorous interaction among team members, and facilitates problem solving. He is working to coordinates the varied activities of BFII and promoting a fast paced organization capable of responding quickly to market opportunities.

Mr. Williams will evaluate business opportunities of BFII and determine the best course for the company. He is currently evaluating new products, joint ventures, acquisitions, and other collaborations that make sense for the company and move the company quickly toward its goals.

In addition to strong senior management qualifications, Mr. Williams brings to BFII demonstrated experience in business planning, and new products ideas that will provide every opportunity for BFII to meet its aggressive goals and make the company a success.


Michael A. Kauffman, President
------------------------------

In February 2002 Michael A. Kauffman, was named to the Board of Directors of BFII and he was named President of the corporation at the same time.

Mr. Kauffman is an attorney and businessman. He received a B.S. (with honors) in Business Economics from Purdue University and a J.D. from Loyola University of Chicago.

In 1977 Mr. Kauffman was admitted to the bar of the State of New Mexico. His professional employment has included work as an Assistant District Attorney, Assistant Attorney General, and as a partner for twelve years in a law firm in Santa Fe, New Mexico. Since 1991 he has worked in businesses in which he was a partner or owner, and he has been trained and acted as a mediator in a variety of cases. Although he does not have an active practice, Mr. Kauffman is still a member of the New Mexico bar.

Mr. Kauffman will assist the Company with operational matters, licensing, and contract negotiations.


Sheldon Rosenberg, Chief Financial Officer
------------------------------------------

Mr. Sheldon Rosenberg, a certified public account with over 25 years of experience in business and financial matters is Chief Financial Officer.

Mr. Rosenberg is a licensed Certified Public Accountant in the states of Arizona and Nevada. He is a member of the American Institute of Certified Public Accountants. In addition, Mr. Rosenberg is a Certified Financial Professional and Personal Financial Specialist. With experience in international and domestic taxation, Mr. Rosenberg will help to structure the Company's international operations.


Currently Mr. Williams and Mr. Kauffman are the only members of the Board of Directors.

ITEM 10  EXECUTIVE COMPENSATION

Due to BFII's limited available cash no officer or director has been paid a salary in cash. Compensation has been in the form of accrued compensation (of which none has been paid as of May 16, 2002) and issuances of stock. Three officers have received deferred compensation and/or issuances of stock as of May 16, 2002.


                                                                       Stock
Name                     Position       Annual Salary      Bonus     Incentives
-----------------        --------       -------------      -----     ----------
Rendal Williams(1)       Chairman/CEO   $80,000            None      $2,860.000

Michael A. Kauffman(2)   President      See Note below

Sheldon H. Rosenberg(3)  CFO            See Note below


(1) Rendal Williams received $80,000 in accrued compensation for 2001. Mr. Williams base compensation level for 2002 is set at $120,000/annum all of which has been deferred as of May 16, 2002. Mr. Williams received 2,600,000 shares of restricted stock valued at $2,860,000 as compensation in 2001. As of May
16, 2002, Mr. Williams has received 350,000 restricted shares as compensation in 2002.

(2) Michael Kauffman was not an officer in 2001. Mr. Kauffman's base compensation level for 2002 is $60,000/annum (none of which has been paid and is accrued). Mr. Kauffman has been issued 350,000 shares of restricted stock as compensation as of May 16, 2002.

(3) Sheldon Rosenberg did not serve as an officer during 2001. Mr. Rosenberg has been issued 100,000 shares thus far in 2002 as of May 16, 2002. The stock issued to Mr. Rosenberg contemplated the services performed through the date of issuance. Mr. Rosenberg does not have a base compensation.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of BFII outstanding common stock as of December 31, 2001. Each officer and person known by BFII to own beneficially more than 5% of the outstanding BFII common stock is listed in the table. Unless otherwise indicated, to BFII's knowledge all persons listed in the table have sole voting and investment power with respect to the shares of BFII common stock attributed to them except to the extent that authority is shared by spouses under applicable law.


                                       Shares              Percent
Name                   Position      Beneficially Owned       of Class
----------------------------------------------------------------------
Rendal Williams(1)     Chairman/CEO       3,516,863             60%
Michael Kauffman(2)    President                  0              0%
Sheldon Rosenberg(3)   CFO                        0              0%
Harry Kay(4)           Shareholder          475,000              8%
Arthur W. Skagen(5)    Shareholder          475,000              8%
Regal Holdings(6)      Shareholder          440,500              8%
                                          -------------------------
Total as a group six persons              4,907,363             84%



The total shares outstanding of BFII common stock at December 31, 2001 is 5,830,015.

1)  Rendel Williams, 3960 Howard Hughes Parkway, Suite 500, Las Vegas,
Nevada  89109

2) Michael A. Kauffman, 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109

3) Sheldon H. Rosenberg, 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109

4)  Harry Kay, 3644 Tomyasu Street, Las Vegas, NV 89102.

5) Arthur W. Skagen, 300 Guildford Landmark Building, 15127 - 100th Avenue, Surrey, British Columbia, Canada V3R 0N9.

No person other than Rendal Williams owns or shares the power to vote ten percent (10%) or more of BFII's securities.

BFII has not issued any non-voting securities.

There are no options, warrants, or rights to purchase BFII securities.

BFII has no parents under the definition of parent. The definition of parent is any person or business entity who controls substantially all (more than 80%) of the common stock.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BFII engaged Merdinger, Fruchter, Rosen, & Corso, P.C., Certified Public Accountants (MFRC) to perform an audit of the financial statements of BFII. BFII and MFRC agreed via a letter of engagement. MFRC is paid on a fee for service basis.

The officers and directors are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the interest of BFII and other business interests. BFII has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:



EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ---------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Original California Articles of Incorporation of the Company(1)
  3.3    By-Laws (1)
  3.2    Nevada Articles of Incorporation (2)
  3.3.   Certificate of Amendment to the Articles of Incorporation (2)
  3.4 Articles of Merger of Domestic and Foreign Corporations Into E-Bait Incorporated (3)
  5      Consent of Attorney (1)
 23      Consent of Accountant (1)
----------

(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was originally filed on February 2, 2001, and incorporated herein by reference.

(2) Previously filed as an exhibit as a Current Report on Form 8-K, which was originally filed on May 13, 2002, and incorporated herein by reference.

(3) Previously filed as an exhibit as a Current Report on Form 8-K, which was originally filed on June 27, 2001, and incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

Barrington filed a Current Report on Form 8-K dated August 29, 2001, containing information pursuant to Item 5 ("Other Events") entitled "Issuance of Dividend."

Barrington filed a Current Report on Form 8-K dated June 27, 2001, containing information pursuant to Item 1 ("Changes in Control of Registrant"); Item 7 ("Exhibits") entitled "Acquisition Agreement." This Current Report on Form 8-K was subsequently amended and filed on February 1, 2002.

Barrington filed a Current Report on Form 8-K dated May 13, 2002, containing information pursuant to Item 5 ("Other Events") entitled "Company disclosures" and Item 7 ("Exhibits") entitled "Articles of Incorporation, as amended for Barrington Foods International, Inc., dated December 5, 2001."
..

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 20, 2002


                             Barrington Foods International, Inc.
                             -----------------------------------
                                        Registrant

   By: /s/ Rendal Williams
   -----------------------
   Rendal Williams
   Chairman of the Board
   Chief Executive Officer
   Secretary/Treasurer