Form 10QSB
period 2002-03-31
BARRINGTON FOODS INTERNATIONAL INC
filed 2002-05-22
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002
----------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes [X]  No [ ]

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                          Yes [ ]  No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 16, 2002, the issuer had 9,876,015 shares of common stock issued and outstanding; 236,500 shares of preferred stock are outstanding.


Transitional Small Business Disclosure Format check one: Yes ( ) No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Consolidated Balance Sheet (unaudited)...............   4
          Consolidated Statements of Operations (unaudited)....   5
          Consolidated Statements
              of Shareholders' Equity (unaudited)..............   6

          Consolidated Statements of Cash Flows (unaudited)....   7
          Notes to Consolidated Financial Statements...........  8-17

Item 2.  Management's Plan
         of Operation..........................................  18

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  22

Item 2.   Changes in Securities and Use of Proceeds............  22

Item 3.   Defaults upon Senior Securities......................  22

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  22

Item 5.   Other Information....................................  22

Item 6.   Exhibits and Reports on Form 8-K.....................  23

Signatures.....................................................  24

PART I. FINANCIAL INFORMATION

The unaudited financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS


CONSOLIDATED BALANCE SHEETS
                                                   March 31,     December 31,
                                                --------------   ------------
                                                     2002            2001
                                                --------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $           -    $
  Prepaid expenses and other current assets           106,952            700
                                                -------------    ------------
    Total current assets                              106,952            700
                                                -------------    ------------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $51                                     887            972
                                                          887            972
    TOTAL ASSETS                                $     107,839     $    1,672
                                                =============     ===========
  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank overdraft                                $         167     $      622
  Accounts payable and accrued expenses               122,217         60,864
  Due to related parties                               77,252         77,252
  Notes payable - related parties                     179,368        132,795
  Promissory note                                                    700,000
                                                -------------    ------------
    Total current liabilities                         379,003        971,533
                                                -------------    ------------
Commitments and contingencies                               -              -

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 50,000,000 common shares
     authorized; 3,000,000 preferred shares authorized
     At par value                                       7,963          5,830
  Additional paid-in capital                        4,980,648      3,370,670
  Accumulated deficit                              (5,259,775)    (4,346,361)
                                                -------------    ------------
    Total stockholders' deficiency                 (  271,165)    (  969,861)
                                                -------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $     107,839    $    1,672
                                                =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (A Development Stage Company)



CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Quarter   For the Year Ending
                                              March 31,         December 31,
                                          ---------------   -------------------
                                                2002                2001
                                          ---------------   -------------------
REVENUE                                   $           -      $           -
OPERATING EXPENSES
  Depreciation and amortization                      85                 51
  Consulting and professional fees              876,298          3,532,908
  E-Bait acquisition cost                                         -700,000
  Travel and entertainment                        2,400            -25,626
  Rent expense                                   11,346            -14,134
  Other general and administrative expenses       9,784            -30,718
     Total operating expenses                   899,913          4,303,437
                                          -------------      -------------
LOSS FROM OPERATIONS                           (899,913)        (4,303,437)
                                          -------------      -------------

OTHER EXPENSE
  Interest expense                               13,500            -22,924
                                          -------------      -------------
LOSS BEFORE PROVISION
 FOR INCOME TAXES                              (913,413)        (4,326,361)

PROVISION FOR INCOME TAXES                            -                  -
                                          -------------      -------------
NET LOSS                                  $    (913,413)     $  (4,326,361)
                                          =============      =============
NET LOSS PER COMMON SHARE
Basic and diluted                           $  (   0.14)     $  (     2.12)
                                          =============      =============



The accompanying notes are an integral part of these consolidated financial statements

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                              Common Stock  Additional  During the
                          -----------------  Paid-in   Development
                            Shares   Amount  Capital      Stage        Total
                          ---------  ------ ---------- ----------- -------------
Balance at
 Dec, 8, 2000
 (Inception)                      -  $    - $        - $         -  $         -

Issuance of founder
 shares for services      1,772,015   1,772     18,228           -       20,000

Net loss                          -       -          -     (20,000)     (20,000)
                          ---------  ------ ---------- ----------- -------------
Balance at
December 31, 2000         1,772,015   1,772     18,228     (20,000)           -

Acquisition of net
Assets of E-Bait, Inc.      228,000     228       (228)          -            -

Issuance of common
Stock for services        3,830,000   3,830  3,352,670           -    3,356,500

Net loss                          -       -          -  (4,326,361)  (4,326,361)
                          ---------  ------ ---------- ----------- -------------
Balance at
December 31, 2001         5,830,015  $5,830 $3,370,670 $(4,346,361) $ (969,861)
                          ---------  ------ ---------- ----------- -------------
Issuance of
common stock
for services              1,723,925   1,724    727,124           -     728,898

Issuance of
common stock
for property                172,075     172     96,190                  96,362

Common Stock
Balance at
March 31, 2002            7,726,015   7,726  4,194,034           -          -
                          =========   =====  ========= =========== ==========
Issuance of
preferred stock
for services                 96,500      97     86,754          -       86,850

Issuance of
preferred stock
in lieu of
promissory note             140,000     140    699,860          -      700,000
                          ---------  ------ ---------- ----------- -----------
Preferred Stock
Balance at
March 31, 2002              236,500     237    786,614
                          ---------  ------ ---------- ----------- -----------
Net loss                          -       -          -     (913,413)  (913,413)

Balance at
March 31, 2002                       $ 7,963 $4,980,648 $(5,259,774)$ (271,164)
                          =========   ====== ========== =========== ===========




The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (A Development Stage Company)


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Quarter   For the Year Ending
                                              March 31,         December 31,
                                          ---------------   -------------------
                                                2002                2001
                                          ---------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 $    (913,413)     $  (4,326,361)
Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
  Issuance of common stock for services        815,749          3,356,500
  E-Bait acquisition cost                                         700,000
  Depreciation expense                              85                 51
Changes in Certain Assets and Liabilities:
  Increase in prepaid expenses and
     other current assets                     (  5,890)              (700)
  Increase in accounts payable
     and accrued expenses                       61,351             60,864
  Increase in due to related parties                               77,252
                                          -------------      -------------
NET CASH USED IN OPERATING ACTIVITIES         ( 42,122)          (132,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment            (  4,000)            (1,023)
                                          -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in bank overdraft                    (   455)                622
Proceeds from notes
     payable - related parties                 46,573             132,795
                                          -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      42,122             132,394
                                          -------------      -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS           -                   -
CASH AND CASH EQUIVALENTS - BEGINNING               -                   -
                                          -------------      -------------
CASH AND CASH EQUIVALENTS - ENDING        $         -        $          -
                                          ===========        ============
CASH PAID DURING THE YEAR FOR:
Interest Expense                          $         -        $          -
                                          ===========        ============
Income Taxes                              $         -        $          -
                                          ===========        ============


NON-CASH FINANCING ACTIVITY:
o As discussed in Notes 1, 2, 4 and 5, the Company had certain non-cash activities relating to the issuance of common stock.

The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2002 AND DECEMBER 31, 2001



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

            The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of December 31, 2001, the Company has generated no revenue to date, has a working capital deficiency of $969,961 and is still in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and in the process raising additional capital. There can be no assurances that sufficient financing will be available on terms acceptable to the Company or at all.

            Management believes that actions are presently being taken to revise the Company's operating and financial requirements in order to improve the Company's operational cycle.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2002 AND DECEMBER 31, 2001

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

            Concentration of Credit Risk
            ----------------------------
            The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

            Property and Equipment
            ----------------------
            Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2002 AND DECEMBER 31, 2001

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                    - BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2002 AND DECEMBER 2001

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Loss Per Share
           ---------------
            SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS").

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

            The shares  used  in  the  computation  of  loss  per share were as follows:
                                              March 31,         December 31,
                                              ---------         ------------
                                                2002                2001
                                              ---------         ------------
            Basic and diluted                 6,642,345           2,038,000
                                              =========         ============

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

            Recent Accounting Pronouncements
            --------------------------------
            On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2002 AND DECEMBER 31, 2001

NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Recent Accounting Pronouncements (continued)
            --------------------------------------------
            impairment,  and  write-downs may be  necessary.   The  Company  is
            required to implement SFAS No. 141 on January 1, 2002 and it has not
            determined the  impact,  if  any,   that  this  statement will have
            on  its consolidated financial position or results of operations.

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

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2002 AND DECEMBER 31, 2001

NOTE 2 -    RELATED PARTY TRANSACTIONS

            The Company has related party transactions with several directors and officers of the Company as well as other affiliated corporations. All related party transactions within the consolidated group have been eliminated. The Company's related party transactions are as follows:

            Due to Related Parties

                                                    March 31,   December  31,
                                                    -------------------------
                                                        2002        2001
                                                    -----------   -----------
            a)Rendal Williams                         $ 110,567    $ 70,567
            b)Ellis Morris                                6,685       6,685
                                                      =========    =========
                                                      $ 117,252    $ 77,252

            a)As of March 31,  2001,  the  Company had a payable due to officer totaling $110,567, relating to accrued fees for the services performed.

            b)As  of  March  31,  2001,  the  Company  had  a  payable  due  to shareholder totaling $6,685, relating to advances for operating expenses.

            Notes Payable - Related Party
                                                              December  31,
                                                           --------------------
                                                               2001      2000
                                                           ---------------------
            a) Regal Holdings                            $  73,935   $   75,935
            b) Marcia Falk                                  19,993       19,993
            c) Christopher Carmen                           15,000       15,000
            d) Lyn Thomson                                   8,000        8,000
            e) Greg Taylor                                 36,000
            f) Other                                        26,440       13,867
                                                         ---------    ---------
                                                         $ 179,368    $ 132,795
                                                         =========    =========
            The above unsecured notes were made for working capital purposes. These notes are payable upon demand and bear interest at the rate of 7% to 10% per annum. Since it is anticipated that the notes will be called, they are classified as short-term. For the year ended December 31, 2001 and 2000, interest expense was $1924 and $- 0-, respectively.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2002 AND DECEMBER 31, 2001

NOTE 3 -    COMMITMENTS AND CONTINGENCIES

            Office Lease
            The Company rents office space under a month-to-month lease. For the quarter ended March 31, 2002 rent expense was $11,346.

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

NOTE 4 -    STOCKHOLDERS' DEFICIENCY

            Common stock
            The aggregate number of shares of common stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.001. As of March 31, 2002 and December 31, 2001, 7,726,015 and 5,830,015
            were issued and outstanding respectively.

            Common Stock Issuances
            The Company retained the services of various individuals and entities for purposes of assisting the Company in its corporate and product development, in addition to legal fees to cover costs and expenses prior to its obtaining sufficient capital for operations. These individuals received 1,723,925 shares of the Company's common stock as compensation during the quarter ended March 31, 2002. The Company has recognized consulting expense totaling $728,898 relating to the issuance of these shares.

            On February 19, 2002, the Company issued 172,075 shares of the Company's restricted common stock to its certain shareholders of another company pursuant to making an agreement to transfer assets of the other company to become assets of the Company.

            Preferred Stock
            The Company has authority to issue 3,000,000 shares of preferred stock at par value $0.001. As of March 31, 2002 236,500 shares of preferred stock are issued and outstanding.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2002 AND DECEMBER 31, 2001

NOTE 4 -    STOCKHOLDERS' DEFICIENCY (continued)

            Preferred Stock Issuances
            On January 9, 2002 the Company issued 140,000 shares of preferred stock at stated value of $5.00 per share in lieu of a promissory note with face value of $700,000 made to former shareholder of the former E-Bait, Inc.

            On January 9, 2002 the Company issued 96,500 in preferred stock to the Chairman and CEO for services.

NOTE 5 -    INCOME TAXES

            The components of the provision for income taxes are as follows:

                                           For The Quarter      Year Ended
                                             Ended March 31,    December 31,
                                           -----------------    -------------
                                               2002                 2001
                                           -----------------    -------------
            Current Tax Expense
              U.S. Federal                $        -            $         -
              State and Local                      -                      -
                                          ----------            -----------
            Total Current                          -                      -
                                          ----------            -----------
            Deferred Tax Expense
              U.S. Federal                         -                      -
              State and Local                      -                      -
                                          ----------            -----------
            Total Deferred                         -                      -
                                          ----------            -----------

            Total Tax Provision (Benefit) from
             Continuing Operations        $        -           $          -
                                          ==========           ============

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the quarter ended March 31, 2002 and the year ended December 31, 2001:

            Federal Income Tax Rate                                 ( 34.0)%
            Effect of Valuation Allowance                             34.0%
                                                                    -------
            Effective Income Tax Rate                                  0.0%

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002 AND DECEMBER 31, 2001

NOTE 5 -    INCOME TAXES (continued)

            At March 31, 2002, the Company had net carryforward losses of approximately $5,259,775. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  March 31,      December 31,
                                               ------------------------------
                                                    2002             2001
                                               -------------    -------------
            Deferred Tax Assets
                         Loss Carryforwards    $ 1,477,000      $ 1,477,000
              Less:  Valuation Allowance        (1,477,000)       1,477,000
                                               ------------     ------------
            Net Deferred Tax Assets            $         -      $         -
                                               ===========      ===========

            Net operating loss carryforwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    MARCH 31, 2002 AND DECEMBER 31, 2001

NOTE 6 -    SUBSEQUENT EVENTS

            On April 24, 2002 the Company issued 500,000 shares of its restricted common stock valued at $55,000 as compensation to officers and outside contractors.

            On May 6, 2002 the Company issued 750,000 shares of its restricted common stock valued at $82,500 as compensation to officers and outside contractors.

            On May 8, 2002 the Company issued 225,000 of its unrestricted common stock for services.

            On May 8, 2002 the Company issued 175,000 of its restricted common stock in lieu of a promissory note to a stock holder/creditor.

            On May 8, 2002 the Company issued 500,000 of its restricted common stock pursuant to a private placement.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS

General
-------

BFII is a start-up company that developed its initial business plan in 2001. BFII commenced sales and operations to support sales in April 2002. Accordingly, BFII had no revenue or cost of goods sold in the quarter ended March 31, 2002. BFII incurred expenses related to administrative and organizational costs in the quarter ended March 31, 2002. Compensation expense in the quarter ended March 31, 2002 is primarily attributable to issuances of stock. BFII had limited resources for cash outlay in 2001 and the first quarter of 2002. During the second quarter of 2002, BFII plans to engage in activities to raise capital through both debt and equity financing. Management expects sales levels will be low until third quarter of 2002.

During the quarter ended March 31, 2001, the Company incurred a net loss of $913,413, or a loss of $0.14 per share. The Company does not have comparable data for the quarter ended March 31, 2001.

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

The Company has achieved no revenues or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2001, the Company had an accumulated deficit of $5,259,775.

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

The Company's independent auditor has issued the following Going Concern Comment, in their Audit Report for the audit of the financial statements of December 31, 2001. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there is no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern.

Results of Operations
---------------------

As a developmental stage Company, the Company generated no revenues from its inception through March of 2002. Sales began in April 2002.


Liquidity and Capital Resources
-------------------------------

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

Employees
---------

The Company currently has five (5) employees. Three of these individuals serve as Officers of the Company. The Company does not intend to add employees until it starts generating revenues.


Market For Company's Common Stock
---------------------------------

On August 6, 2001 BFII's common stock (under a prior name of e-Bait, Inc.) was cleared for trading on the OTC Bulletin Board system under the symbol EBAI. When BFII changed its name to the current name, its trading symbol was changed to BFII effective December 10, 2001. Trading of BFII's common stock began in late August 2001.


Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.


Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

All common share values reflected in this Form 10QSB reflect a 1 for 10 reverse stock split which took place on December 10, 2001.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

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

Date:  May 21, 2002


                             Barrington Foods International, Inc.
                             -----------------------------------
                                        Registrant

   By: /s/ Rendal Williams
   -----------------------
   Rendal Williams
   Chairman of the Board
   Chief Executive Officer
   Secretary/Treasurer