Form 10KSB/A
period 2001-12-31
BARRINGTON FOODS INTERNATIONAL INC
filed 2002-06-10
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                        AMENDMENT NO. 1 TO FORM 10-KSB

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

As of May 16, 2002, the issuer had 9,876,015 shares of common stock outstanding. 236,500 shares of preferred stock is outstanding.

Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III

Transitional Small Business Disclosure Format check one: Yes ( ) No [X]

                                    CONTENTS

PART NUMBER                                                    PAGE NUMBER

PART I

      Item 1.  Description of Business                                  4
      Item 2.  Description of Property                                 14
      Item 3.  Legal Proceedings                                       14
      Item 4.  Submission of Matters to a Vote of Security Holders     14

PART II

      Item 5.  Market for Common Equity and Stockholder Matters        15
      Item 6.  Management's Discussion and Analysis                    15
      Item 7.  Financial Statements                                    19
      Item 8.  Changes in and Disagreements with
               Accountants on Accounting and Financial Disclosure      20

PART III

        Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                 Exchange Act                                          20
        Item 10. Executive Compensation                                23
        Item 11. Security Ownership of Certain Beneficial
                 Owners and Management                                 24
        Item 12. Certain Relationships and Related Transactions        25
        Item 13  Exhibits and Reports on Form 8-K                      26

SIGNATURES                                                             27




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

The Company was incorporated in California on February 4, 1999, as "E-Bait, Inc.", with authorized capital of fifty million (50,000,000) shares of common stock, par value $0.001 per share. Pursuant to an Acquisition Agreement dated as of August 17, 2001 between E-Bait Corporation, a California corporation, and Barrington International Marketing, Inc., (BIMI) a Nevada corporation, where all the outstanding shares of common stock of Barrington were exchanged for one-million seven hundred seventy-two thousand and fifteen (1,772,015) shares of 144 restricted common stock of E-Bait.

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

BFII's Business Plan

The BFII business plan has four phases as follow:

      1) Begin sales to Central America
      2) Start distribution in Southeast Asia particularly Vietnam
      3) Entrance into the U.S. market
      4) Acquire more manufacturing facilities thus expanding into other geographic areas where the population is lactose intolerant and the economics of the country do not allow for the production of fluid milk.


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

The demand for powdered milk and powdered milk substitutes is increasing. Due to the lack of refrigeration, the convenience of powder, and the improved taste, the demand has increased more than the demand of fluid milk in recent years.

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

The first container of products to Vietnam was shipped in April, 2002, out of the Port of Oakland, CA. To date, the Company has received received customer orders in excess of $300,000 (USD) in products at wholesale from the Vietnamese distributor. The Company is establishing banking and financial relationships for the issuance of international letters of credit to facilitate the shipment of product to Viet Nam and other parts of Southeast Asia.


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

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and, the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

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

7)  Personnel

The Company currently has six (6) individuals working full time. Two of these individuals serve as Officers of the Company. The Company does not intend to add employees until it starts generating revenues.

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


ITEM 2  DESCRIPTION OF PROPERTY

BFII has corporate offices at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109. BFII does not own real property. BFII owns some Personal property located at its corporate office which is used for office work. The Company paid rent expenses totaling $14,134 during the year. BFII is developing intellectual property in the form of food product formulas and product information. The intellectual property will be useful in having its own line of products to market worldwide.

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

During the twelve month operating period ended December 31, 2001, the Company incurred a net loss of $4,326,361, or a loss of $2.12 per share, this compared to a net loss of $20,000, or $0.01 per share for the period from December 8, 2000 (date of inception) through December 31, 2000. The majority of the loss experienced this year was a result of fee paid in stock for consulting services.

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

The Company has achieved no revenues or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of December 31, 2001, the Company had an accumulated deficit of $4,346,361 dollars.

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

The Company's independent auditor has issued the following Going Concern Comment, in their Audit Report. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there is no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern.

(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company generated no revenues since its inception. In addition, the Company does not expect to generate any significant revenues over the next twelve (12) months. During calendar year, 2001, the Company experienced net losses of $4,326,361, or a loss of $2.12 per share, this compared to a net loss of $20,000, or $0.01 per share for the period from December 8, 2000 (date of inception) through December 31, 2000. The bulk of these expenses were for consulting services totaling $3,532,908; E-Bait acquisition cost of $700,0000, general and administrative expenses totaling $30,718; and travel expenses of $25,626. The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources
-------------------------------------

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 3,000,000 shares of its $0.001 par value Series A, B and C preferred stock.

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

On January 24, 2002 the Company issued 200,000 shares of its restricted common stock to replace 475,000 shares of its unrestricted stock issued for compensation on December 20, 2001 to certain consultants for services performed. The Company issued an additional 300,000 shares of common stock on January 24, 2002 to consultants for services.

On February 19, 2002, the Company issued 172,075 shares of common stock (restricted) to certain stockholders of another company pursuant to making an agreement to transfer rights to property to BFII which are held by the other company.

On February 19, 2002, the Company issued 673,925 shares of common stock (restricted) to certain persons/businesses for services.

On March 8, 2002, the Company issued 550,000 shares of common stock (restricted) to persons/businesses for services.

On April 24, 2002, the Company issued 500,000 shares of its restricted common stock valued at $55,000 to certain officers and outside contractors as compensation for services performed.

On May 6, 2002, the Company issued 750,000 shares of its restricted common stock valued at $82,500 to certain officers and independent contractors for services performed.

On May 8, 2002, the Company issued 175,000 shares of its restricted common stock to certain stock holder creditors for forgiveness of a promissory note.

On May 8, 2002, the Company issued 500,000 shares of its common stock (restricted) to an individual in a private placement.

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

The accompanying consolidated financial statement have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying consolidated financial statements, the Company has no
established  revenue.    As   of  December  31,  2001,  the  Company's  current
liabilities exceed its current assets and the Company had a stockholders deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                          MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                          Certified Public Accountants

Los Angeles, California
May 9, 2002

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                      -------------------------
                                                         2001            2000
                                                      -----------     ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $         -     $       -
  Prepaid expenses and other current assets                   700             -
                                                      -----------     ---------
    Total current assets                                      700             -
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $51                                         972             -
                                                      -----------     ---------
    TOTAL ASSETS                                      $     1,672     $       -
                                                      ===========     =========

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Bank overdraft                                      $       622     $       -
  Accounts payable and accrued expenses                    60,864             -
  Due to related parties                                   77,252             -
  Notes payable - related parties                         132,795             -
  Promissory note                                         700,000             -
                                                      -----------     ---------
    Total current liabilities                             971,533             -
                                                      -----------     ---------
Commitments and contingencies                                   -             -
STOCKHOLDERS' DEFICIENCY
  Common stock, $0.001 par value, 100,000,000 shares
     authorized; 5,830,015 and 1,772,015 shares
     issued and outstanding                                 5,830         1,772
  Additional paid-in capital                            3,370,670        18,228
  Accumulated deficit                                  (4,346,361)      (20,000)
                                                      -----------     ---------
    Total stockholders' deficiency                     (  969,861)            -
                                                      -----------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $     1,672     $       -
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

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY





                                                         Deficit
                                                       Accumulated
                              Common Stock  Additional  During the
                          -----------------  Paid-in   Development
                            Shares   Amount  Capital      Stage        Total
                          ---------  ------ ---------- ----------- -------------
Balance at
 December, 8, 2000
 (Inception)                      -  $    - $        - $         -  $         -

Issuance of common
 stock  for services      1,772,015   1,772     18,228           -       20,000

Net loss                          -       -          -     (20,000)     (20,000)
                          ---------  ------ ---------- ----------- -------------
Balance at
December 31, 2000         1,772,015   1,772     18,228     (20,000)           -

Acquisition of net
assets of E-Bait, Inc.      228,000     228       (228)          -            -

Issuance of common
stock for services        3,830,000   3,830  3,352,670           -    3,356,500

Net loss                          -       -          -  (4,326,361)  (4,326,361)
                          ---------  ------ ---------- ----------- -------------
Balance at
December 31, 2001         5,830,015  $5,830 $3,370,670 $(4,346,361) $ (969,861)


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
                                       ============    =========   ============

NON-CASH FINANCING ACTIVITY:
  o As discussed in Notes 1, 2, 4 and 6, the Company had certain non-cash activities relating to the issuance of common stock.

The accompanying notes are an integral part of the consolidated financial statements.
                                       F-5

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

             The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of December 31, 2001, the Company has generated no revenue to date, has a working capital deficiency of $970,833 and is still in the development stage. These factors raise substantial doubt about


                                        F-6
PAGE>


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

             Fair Value of Financial Instruments
             -----------------------------------
             The carrying value of cash and cash equivalents, loan receivable, accounts payable and accrued expenses, due to related party, notes payable approximates fair value due to the relatively short maturity of these instruments. The Company has no long-term payables as of December 31, 2001.

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

             Stock-Based Compensation
             ------------------------
             SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Stock Based Compensation (continued)
             -----------------------------------
             Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

             Loss Per Share
             --------------
             SFAS No. 128, "Earnings Per Share" requires presentation of basis loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

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

             On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

             Recent Accounting Pronouncements (continued)
             --------------------------------------------
             impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

NOTE 2 -  CORPORATE REORGANIZATION

             Pursuant to the Share Exchange Agreement, dated August 17, 2001, E-Bait acquired 200,000 shares or 100% of all the outstanding shares of common stock of BIMI for the issuance of 1,772,015 shares of its issued and outstanding common stock. Simultaneous with this transaction, BIMI as consideration for the Agreement entered into a Promissory Note totaling $700,000 to certain of the former shareholders of E-Bait (see note 4 and 8). The Agreement was not finalized until the closing on August 22, 2001.

             This merger transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of BIMI acquired or exercised control over a majority of the shares of the Company. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of BIMI; therefore, these financial statements represent a continuation of BIMI, not the Company. Consequently, the comparative figures are those of BIMI.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 -  CORPORATE REORGANIZATION (continued)


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

NOTE 3 -  RELATED PARTY TRANSACTIONS (continued)

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
                                                      =========     =========

             The above unsecured notes were made for working capital purposes. These notes are payable upon demand and bear interest at the rate of 7% to 10% per annum. Since it is anticipated that the notes will be called, they are classified as short-term. For the year ended December 31, 2001 and 2000, interest expense was $1,924 and $-0-, respectively.

NOTE 4 -  PROMISSORY NOTE

             As of December 31, 2001, the Company had a Promissory Note totaling $700,000, which represents the consideration for the Agreement and reorganization between E-Bait and BIMI. Pursuant to the Agreement $400,000 shall be delivered within 15 days following NASD approval for trading with additional $300,000 due within 30 trading days. As of December 31, 2001, no cash has been delivered (see Note 8).

             The Promissory Note bears interest at 9% per annum. For the year ended December 31, 2001 interest expense was $21,000.

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

             Office Lease
             ------------
             The Company rents office space under a month-to-month lease. For the years ended December 31, 2001 and 2000, rent expense was $14,134 and $-0-, respectively.

             JSCO Acquisition
             On September 24, 2001, the Company and JSCO and Associates, Inc. ("JSCO") entered into an agreement (the "Agreement") whereby the Company would exchange 300,000 shares of its restricted common stock for all of the outstanding capital stock and ownership
             interest of JSCO.   As  of December 31, 2001, this transaction had
             not been consumated and the Company is still negotiating with JSCO.
                                       F-13

                      BARRINGTON FOODS INTERNATIONAL, INC.
                                  AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 6 -  STOCKHOLDERS' DEFICIENCY

             Preferred Stock
             ---------------
             The Company has authority to issue One Million (1,000,000) shares of Series A Preferred Shares with a par value of 0.001 with such terms as determined by the Board of Directors and the corporation prior to their issuance. Each Series A Preferred Share shall have voting rights and shall carry weight equal to one hundred (100) Common Shares. Each Series A Preferred Share may be converted into one hundred (100) Common Shares upon approval by the Board of Directors of the Corporation.

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

             Common stock
             ------------
             The aggregate number of shares of common stock that the Company has authority to issue is 100,000,000 shares at a par value of $0.001. As of December 31, 2001 and 2000, 5,830,015 and 1,772,015
             shares were issued and outstanding, as adjusted for the ten for one stock split on August 27, 2001, and the one for ten reverse stock split on December 10, 2001.

             Merger
             ------
             Pursuant to the acquisition Agreement dated August 17, 2001 between E-Bait and BIMI, all the outstanding shares of common stock of BIMI were exchanged for 1,772,015 shares of E-Bait common stock (as adjusted) (see Notes 1 and 2). A change of control of the Company occurred pursuant to the Agreement.

             Common Stock Issuances
             ----------------------
             The Company retained the services of various individuals and entities for purposes of assisting the Company in its corporate and product development, in addition to legal fees to cover costs and expenses prior to its obtaining sufficient capital for operations. These individuals received 30,000 shares (3,000,000

                    BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

NOTE 6 -  STOCKHOLDERS' DEFICIENCY (continued)

             Common Stock Issuances (continued)
             ----------------------------------
             shares pre reverse split) of the Company's common stock as compensation. The Company has recognized consulting expense totaling $189,000 relating to the issuance of these shares on November 19, 2001.

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

NOTE 7 -  INCOME TAXES (continued)

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

NOTE 8 -  SUBSEQUENT EVENTS

             On January 9, 2002, the Company issued 140,000 shares of its preferred stock with a stated value of $5.00 per share to certain of the former shareholders of E-Bait, Inc. in lieu of a promissory note for $700,000 which represents the consideration for the agreement and reorganization between E-Bait and BIMI.

             On January 10, 2002, the Company issued 96,500 shares of preferred stock to officers for services.

             On January 11, 2002, the Company issued 475,000 shares of its unrestricted common stock, valued at $356,250, for consulting services.

             On January 24, 2002, the Company issued 200,000 shares of its restricted common stock to replace 475,000 shares of its unrestricted stock issued for compensation on December 20, 2001 to certain consultants for services performed. The Company issued an additional 300,000 shares of common stock (restricted) January 24, 2002 for services.

             On February 19, 2002, the Company issued 172,075 shares of common stock (restricted) to certain stockholders of another company pursuant to making an agreement to transfer rights of property to the Company (BFII) which are held by the other company.

             On February 19, 2002, the Company issued 673,925 shares of common stock (restricted) to certain persons/businesses for services.

             On March 8, 2002, the Company issued  550,000  shares  of   common
             stock (restricted) to persons/businesses for services.

             On April 24, 2002, the Company issued 500,000 shares of its restricted common stock valued at $55,000 to certain officers and outside contractors as compensation for services performed.

             On May 6, 2002, the Company issued 750,000 shares of its restricted common stock valued at $82,500 to certain officers and outside contractors for services performed.

             On May 8, 2002, the Company issued 175,000 shares of its restricted common stock to certain stock holder creditors for forgiveness of a promissory note.

                    BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               DECEMBER 31, 2001 AND 2000

NOTE 8 -  SUBSEQUENT EVENTS (continued)


             On May 8, 2002, the Company issued 500,000 shares of restricted common stock to an individual in a private placement.

             On May 13, 2002, the Company issued 225,000 shares of its unrestricted common stock to certain consultants for consulting services.

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

ITEM 13.  REFERENCED REPORTS ON FORM 8-K.




Barrington filed a Current Report on Form 8-K dated June 27, 2001, containing information pursuant to Item 1 ("Changes in Control of Registrant"); Item 7 ("Exhibits") entitled "Acquisition Agreement." This Current Report on Form 8-K was subsequently amended and filed on February 1, 2002. The 8-K report is herein included in this filing by reference.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 7, 2002


                             Barrington Foods International, Inc.
                             -----------------------------------
                                        Registrant

   By: /s/ Rendal Williams
   -----------------------
   Rendal Williams
   Chairman of the Board
   Chief Executive Officer
   Secretary/Treasurer