Form 10QSB/A
period 2002-03-31
BARRINGTON FOODS INTERNATIONAL INC
filed 2002-08-21
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               AMENDMENT NO 1 TO
                                  FORM 10-QSB

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

                                Yes [ ]  No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2002, the issuer had 11,946,015 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes ( ) No [X]

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION
          ---------------------


Item 1.   Financial Statements.................................   3
          Consolidated Balance Sheets (unaudited)..............   4
          Consolidated Statements of Operations (unaudited)....   5
          Consolidated Statements
            of Stockholders' Deficiency(unaudited).............. 6-7
          Consolidated Statements of Cash Flows (unaudited)....  8-9
          Notes to Consolidated Financial Statements...........  10-16

Item 2.   Management's Plan
            of Operation.......................................  17-20

PART II.  OTHER INFORMATION
          -----------------


Item 1.   Legal Proceedings....................................  21

Item 2.   Changes in Securities and Use of Proceeds............  21

Item 3.   Defaults upon Senior Securities......................  21

Item 4.   Submission of Matters to a Vote
            of Security Holders................................  21

Item 5.   Other Information....................................  21

Item 6.   Exhibits and Reports on Form 8-K.....................21-22

Signatures.....................................................  22

Certification of Chief Executive Officer.......................  23

PART I. FINANCIAL INFORMATION
        ---------------------


The unaudited consolidated financial statements of registrant for the three months ended March 31, 2002, follow. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)



                          CONSOLIDATED BALANCE SHEETS


                                                   March 31,     December 31,
                                                --------------   ------------
                                                     2002            2001
                                                --------------   ------------
                                                    (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $           -    $          -
  Prepaid expenses and other current assets               700             700
                                                -------------    ------------
    Total current assets                                  700             700

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $136 and $51, respectively              887             972
                                                -------------     -----------
    TOTAL ASSETS                                $       1,587     $     1,672
                                                =============     ===========
  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank overdraft                                $         167     $       622
  Accounts payable and accrued expenses                83,117          60,864
  Due to related parties                              125,662          77,252
  Notes payable - related parties                     138,368         132,795
  Promissory note                                           -         700,000
                                                -------------    ------------
    Total liabilities                                 347,314         971,533
                                                -------------    ------------

STOCKHOLDERS' DEFICIENCY
  Convertible Preferred stock, Series A, $0.001
      par value,1,000,000 shares authorized;
      96,500 shares issued and outstanding                 97               -
  Preferred stock, Series B, $0.001 par value,
      1,000,000 shares authorized; 140,000
      issued and outstanding                              140               -
  Preferred stock, Series C, $0.001 par value,
      1,000,000 shares authorized; none
      issued and outstanding                                -               -
  Common stock, $0.001 par value, 100,000,000
      common shares authorized; 7,726,015 and
      5,830,015 shares issued and outstanding           7,726           5,830
  Additional paid-in capital                       10,302,016       3,370,670
  Deficit accumulated during development state    (10,655,706)     (4,346,361)
                                                -------------  --------------

    Total stockholders' deficiency                 (  345,727)     (  969,861)
                                                -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $       1,587  $        1,672
                                                =============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                      For the Three Months   For the Period
                                            Ended            From Inception
                                      March 31,   March 31, (December 8, 2000)
                                        2002        2001    to March 31, 2002
                                     ----------- ---------- --------------------
REVENUE                              $         - $        - $                  -
                                     ----------- ---------- --------------------
OPERATING EXPENSES
  Depreciation and amortization               85          -                  136
  Consulting and professional fees     6,111,868          -            9,664,776
  E-Bait Acquisition Cost                      -          -              700,000
  Travel and entertainment                 2,400          -               28,026
  Rent expense                            11,346          -               25,480
  Product Development Cost                96,362          -               96,362
  Bad debt - stock receivable             64,000          -               64,000
  Other general and administrative
    expenses                               9,784          -               40,502
                                     ----------- ---------- --------------------
  Total operations expenses            6,295,845          -           10,619,282
                                     ----------- ---------- --------------------

LOSS FROM OPERATIONS                 (6,295,845)          -         (10,619,282)
                                     ----------- ---------- --------------------

OTHER EXPENSE
  Interest expense                      (13,500)          -             (36,424)
                                     ----------- ---------- --------------------
  Total Other Expense/Income            (13,500)          -             (36,424)
                                     ----------- ---------- --------------------

LOSS BEFORE PROVISION
  FOR INCOME TAXES                   (6,309,345)          -         (10,655,706)

PROVISION FOR INCOME TAXES                     -          -                    -
                                     ----------- ---------- --------------------

NET LOSS                             $(6,309,345)$        - $       (10,655,706)
                                     =========== ========== ====================

NET LOSS FOR COMMON SHARE            $    (1.01) $        - $             (3.64)
Basic and diluted                    =========== ========== ====================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED   6,232,837  2,000,000            2,928,280
                                     =========== ========== ====================

The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                         Deficit
                                            Additional Accumulated
               Common Stock  Preferred Stock  Paid-In During Develop-
             Shares   Amount Shares Amount    Capital   ment Stage     Total
          ----------  ------ ------ ------ ----------  -------------  ----------
Balance at
Dec 8, 2000        -  $    -      - $    - $        -  $           -  $        -

Issuance of
 founder shares,
 Dec 2000  1,772,015   1,772      -      -     18,228              -      20,000

Net loss           -       -      -      -          -       (20,000)    (20,000)
          ----------  ------ ------ ------ ----------  -------------  ----------

Balance at
 Dec 31,
 2000      1,772,015   1,772      -      -     18,228       (20,000)           -

Acquisition
 of E-Bait   228,000     228      -      -      (228)              -           -
Issuance of
 common stock
 for
 services  3,830,000   3,830      -      -  3,352,670              -   3,356,500

Net loss           -       -      -      -          -    (4,326,361) (4,326,361)
          ----------  ------ ------ ------ ----------  -------------  ----------

Balance at
 Dec 31,
 2001      5,830,015   5,830      -      -  3,370,670    (4,346,361)   (969,861)

Contributions
 to capital
 (unaudited)       -       -      -      -    111,000              -     111,000

Issuance of
 common stock
 for services,
 Jan 24,
 2002
 (unaud-
 ited)       200,000     200      -      -     89,800              -      90,000

Issuance of
 common stock
 for services,
 Feb 19,
 2002 (un-
 udited)   1,146,000   1,146      -      -    147,834              -     148,980

Issuance of
 common stock
 for services,
 Mar 8,
 2002 (un-
 audited)    550,000     550      -      -     92,950              -      93,500


The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

               Common Stock  Preferred Stock             Deficit
                                            Additional Accumulated
                                              Paid-In During Develop-
             Shares  Amount Shares  Amount    Capital   ment Stage     Total
          ---------- ------ ------- ------ ----------  -------------  ----------
Issuance of
 Series B
 Preferred
 stock in
 settlement
 of Promissory
 note of
 $700,000,
 on
 Jan 5,
 2002 (un-
audited)           -      - 140,000    140    699,860              -     700,000

Issuance of
 Series A
 Preferred
 stock for
 Services,
 on Jan 5,
 2002 (un-
audited)           -      -  96,500     97  5,789,902              -   5,789,999

Net loss
(unaudited)        -      -       -      -          -    (6,309,345) (6,309,345)
          ---------- ------ ------- ------ ----------  -------------  ----------

Balance
 Mar 31,
 2002 (un-
audited)  7,726,015 $7,726 236,500 $  237 $10,302,016 $(10,655,706)  $(345,727)
          ========= ====== ======= ====== =========== =============  ==========



The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                             For the Period
                                      For the Three Months
                                            Ended            From Inception
                                      March 31,   March 31, (December 8, 2000)
                                        2002        2001    to March 31, 2002
                                     ----------- ---------- --------------------
CASH FLOW FROM OPERTING ACTIVITIES
Net loss                             $(6,309,345)$        - $       (10,655,706)
Adjustments to Reconcile Net Loss
 to Net Cash Used In Operating
 Activities:
  Issuance of stock for services       6,128,481          -            9,504,981
  E-Bait acquisition cost                                                700,000
  Depreciation expense                        85          -                  136
  Bad Debt Expense                        64,000          -               64,000

Changes in Certain Assets and
 Liabilities:
  Increase in prepaid expenses
  and other current assets                     -          -                (700)
  Increase in accounts payable
  and accrued expenses                    22,251          -               83,115
  Increase in due to related parties      48,410          -              125,662
                                     ----------- ---------- --------------------
NET CASH USED IN OPERATING ACTIVITIES   (46,118)        (-)            (178,512)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment           -          -              (1,023)
                                     ----------- ---------- --------------------
NET CASH USED IN INVESTING ACTIVITIES          -          -              (1,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/Decrease in bank overdraft        (455)          -                  167
Repayments for notes payable -
  related parties                        (6,200)          -              (6,200)
Proceeds from notes payable -
  related parties                         52,773          -              185,568
                                     ----------- ---------- --------------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                              46,118          -              179,535
                                     ----------- ---------- --------------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                  -          -                    -
CASH AND CASH EQUIVALENTS - BEGINNING          -          -                    -
                                     ----------- ---------- --------------------
CASH AND CASH EQUIVALENTS - ENDING   $         - $        - $                  -
                                     =========== ========== ====================



The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


CASH PAID DURING THE YEAR FOR:
Interest Expense                     $         - $        - $                  -
                                     =========== ========== ====================
Income Taxes                         $         - $        - $                  -
                                     =========== ========== ====================

NON-CASH ACTIVITIES:

Notes payable converted to
  common stock                       $    41,000 $        - $             41,000
                                     =========== ========== ====================
Promissory note converted to
  Series B Preferred stock           $   700,000 $        - $            700,000
                                     =========== ========== ====================



The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002

NOTE 1 -    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


            Nature of Business
            ------------------

            The Company is involved in development and distribution of innovative products as a growing, world-wide food and trading company, with distribution and access to resources around the world. The Company's core product line is soy and dairy based powdered milk products. Currently, the Company's principal product is Pride & Joy, an infant formula. The Company has other numerous
            products   in   various stages of development, patenting, and
            distribution.


            Basis of Presentation
            ---------------------

            The  accompanying  consolidated  financial    statements  have been
            prepared   in   accordance  with  accounting  principles  generally
            accepted in the            United Stated   of America for   interim
            financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

            The accompanying consolidated financial statements include the accounts of Barrington Foods International, Inc. (the "Company") formerly known as E-Bait, Inc. ("E-Bait"), incorporated under the laws of the State of California on February 4, 1999 and its wholly-
            owned   subsidiary, Barrington   International   Marketing, Inc.
            ("BIMI"), incorporated under the laws of the State of Nevada on
            December 8, 2000 (owned 100% by the Company).   The Company is
            currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

            All significant intercompany accounts and transactions have been eliminated in consolidation.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTED TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                MARCH 31, 2002


NOTE 1 -    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            Basis of Presentation (Continued)
            ---------------------------------
            The accompanying consolidated financial statements   have been
            prepared   in   conformity with accounting principles generally
            accepted in the United States of America, which contemplates
            continuation of the Company as a going concern.   As of March 31,
            2002, the Company has generated no revenue to date, has a working Capital deficiency of $346,614 and is still in the development
            stage.   These factors raise substantial doubt about the Company's
            ability to   continue   as a going concern.   The accompanying
            consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might
            result from the outcome of this uncertainty.   Management is
            currently initiating their business plan and in the process raising
            additional capital.   There can be no assurances that sufficient
            financing will be available on terms acceptable to the Company or at all.

            Recent Accounting Pronouncements
            --------------------------------
            In July 2001, the FASB   issued   SFAS No.  141   "Business
            Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations Initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

            In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition,
            measurement and amortization of intangible   assets acquired
            individually or with a group of other assets  (but not those
            acquired   in a business   combination) and   addresses   the
            amortization provisions for excess cost over fair value of net
            assets   acquired   or   intangibles   acquired   in a business
            combination.   The   statement is effective for fiscal years
            beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated
            after   June   30,   2001.    The   Company  has  implemented  this
            pronouncement
            and has concluded that the adoption has no material impact to the financial statements.

                       BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                MARCH 31, 2002


NOTE 1 -    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (Continued)
            --------------------------------------------

            In October 2001, the FASB recently   issued SFAS No.  143,
            "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

            In October 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New
            criteria   must be met to classify the asset as an asset
            held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded
            that  the  adoption  has  no  material  impact   to  the  financial
            statements.

            In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64,"Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)


            NOTED TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                MARCH 31, 2002


NOTE 2 -    RELATED PARTY TRANSACTIONS

            The Company had related party transactions with several directors, officers and employees of the Company for the three months ended March 31, 2002. The Company's related party transactions are as follows:

            Due to Related Parties

                                                     March 31,    December 31,
                                                       2002          2001
                                                    -----------   -----------
            a)Rendal Williams                         $  97,467    $   70,567
            b)Ellis Morris                               11,985         6,685
            c)Michael Kauffman                            5,600             -
              Other                                      10,610             -
                                                    -----------    ----------
                                                      $ 125,662    $   77,252
                                                    ===========    ==========

            a)As of March 31, 2002,  the  Company had a payable due to officer totaling $97,467, relating to accrued fees for the services performed.

            b)As of March 31, 2002, the Company had a payable due to
               shareholder totaling $11,985, relating to accrued fees for services performed.

            c)As of March 31, 2002, the Company had a payable due to officer totaling $5,600 relating to accrued fees for services performed.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTED TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                MARCH 31, 2002


NOTE 2 -    RELATED PARTY TRANSACTIONS(Continued)

            Notes Payable - Related Party

                                                           March 31,  December
                                                                         31,
                                                             2002       2001
                                                           --------- ----------
               Officers/Contractors                        $ 9,975   $        -
               Marcia Falk                                  19,993       19,993
               Christopher Carmen                            9,940       15,000
               Lyn Thomson                                   8,000        8,000
               Greg Taylor                                  39,751            -
               Consultants                                   8,812            -
               Other Stock Holders                          41,897       89,802
                                                         ---------    ---------
                                                         $ 138,368    $ 132,795
                                                         =========    =========

            The above unsecured notes were made for working capital purposes. These notes are payable upon demand and bear interest at the rate of 7% to 10% per annum. Since it is anticipated that the notes will be called, they are classified as short-term.

            Related Party Stock Issuance

            The Company had various stock issuances to related parties.  See
            NOTE 3.


NOTE 3 -    STOCKHOLDERS' DEFICIENCY

            Common stock
            The aggregate number of shares of common stock that the Company is authorized to issue is 100,000,000 shares at a par value of $0.001. As of March 31, 2002, 7,726,015 shares were issued and outstanding.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                MARCH 31, 2002


NOTE 3 -    STOCKHOLDERS' DEFICIENCY (Continued)

            Issuance of Shares for Services
            The Company retained the services of various individuals and entities for purposes of assisting the Company in its corporate and product development, in addition to legal fees to cover costs and expenses prior to its obtaining sufficient capital for operations.

            On January 24, 2002, the Company issued 200,000 shares of its

            restricted   common stock for services performed totaling $90,000
            which was the fair value of the shares at date of issuance.

            On February 19, the Company issued 1,146,000 shares of common stock (restricted) for services totaling $148,980 which was the fair value of the shares at date of issuance.

            On March 8, 2002, the Company issued 550,000 shares of common stock (restricted) to persons/businesses for services totaling $93,500 which was the fair value of the shares at date of issuance.

            Contribution to Capital
            The Company had contribution to capital totaling $111,000 as consideration for various expenses incurred.

            Preferred Stock- Series A
            The Company is authorized to issue 1,000,000 shares of Preferred stock, Series A, at par value $0.001 with such terms as determined by the Board of Directors and the corporation prior to their issuance. Each Series A Preferred share may be converted into one hundred (100) common shares upon approval by the Board of Directors of the Corporation.

            On January 5, 2002 the Company issued 96,500 in preferred stock, Series A, to the Chairman and CEO for services and recognized $5,789,999 in related expense which was the fair value of the shares at date of issuance.
            As of March 31, 2002, 96,500 shares of Series A Preferred Stock are issued and outstanding.

            Preferred Stock- Series B
            The Company is authorized to issue 1,000,000 shares of Series B Preferred stock, at par value of $0.001 with other terms as may be determined prior to their issuance by the Board of Directors. Each Series B Preferred share may be converted into two (2) common shares upon approval by the Board of Directors.

            On January 9, 2002, the Company issued 140,000 shares of preferred stock for the settlement of a promissory note with a face value of $700,000 made to former shareholders of E-Bait, Inc. As of March 31, 2002, 140,000 shares of Series B Preferred stock are issued and outstanding.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                      MARCH 31, 2002

NOTE 3 -    STOCKHOLDERS' DEFICIT (Continued)

            Preferred Stock-Series C


            The Company is authorized to issue one million (1,000,000) shares of Series C Preferred stock, at par value of $0.001 with other terms as may be determined by the Board of Directors prior to their issuance. As of March 31, 2002, no Series C Preferred stock is issued and outstanding.

NOTE 4 -    SUBSEQUENT EVENTS

            On April 24, 2002, the Company issued 500,000 shares of its restricted common stock valued at $55,000, which was the fair value of the shares at date of issuance.
            as compensation to officers and outside contractors.

            On May 6, 2002, the Company issued 750,000 shares of its restricted common stock valued at $127,500 which was the fair value of the shares at date of issuance as compensation to officers and outside contractors.

            On May 8, 2002, the Company issued   225,000   shares of its
            unrestricted common stock valued at $27,000, which was the fair value of the shares at date of issuance for services.

            On May 8, 2002, the Company issued 175,000 shares of its restricted common stock valued at $29,750, which was the fair value of the shares at date of issuance for a settlement of a promissory note to a stockholder/creditor.On May 8, 2002, the Company issued 500,000 shares of its restricted common stock pursuant to a private placement. At June 30, 2002 the stock was still in possession of the Company.

            On   May 28, 2002, the   Company issued   100,000, shares of its
            unrestricted common stock valued at $15,000, which was the fair value of the shares at date of issuance for services.

            On   May 31, 2002, the Company issued 1,000,000 shares of its
            restricted common stock valued at $210,000, which was the fair value of the shares at date of issuance for services.

            On July 19, 2002, the Company issued 1,320,000 shares of its restricted common stock for services valued at $118,800, which was the fair value of the shares at date of issuance.

            On July 31, 2002, the Company issued 150,000 shares of its restricted common stock for services valued at $9,000, which was the fair value of the shares at date of issuance.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

General
-------

BFII is a start-up company that developed its initial business plan in 2001. BFII commenced sales in April 2002. Accordingly, BFII had no revenue or cost of goods sold in the quarter ended March 31, 2002. BFII incurred expenses related to administrative and organizational costs in the quarter ended March 31, 2002. Compensation expense in the quarter ended March 31, 2002 is primarily attributable to issuances of stock. BFII had limited resources for cash outlay in 2001 and the first quarter of 2002. During the second quarter of 2002, BFII plans to engage in activities to raise capital through both debt and equity financing. Management expects sales levels will be low until third quarter of 2002.

During the quarter ended March 31, 2002, the Company incurred a net loss of $6,309,345, or a loss of $1.01 per share which consisted mainly professional and consulting fees totaling $6,111,868. Consulting fees consisted of mainly the cost of stock issuance for service. The Company does not have comparable data for the quarter ended March 31, 2001.

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

The Company has achieved no revenues or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2002, the Company had an accumulated deficit of $10,655,706. The Company has a working capital deficiency of $346,614 as of March 31, 2002.

The Company expects that its operating expenses will increase significantly, especially as it fine-tunes its business plan. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's independent auditor issued a Going Concern Opinion, in their Audit Report for the financial statements of December 31, 2001. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern.

Results of Operations
---------------------

As a developmental stage Company, the Company generated no revenues from its inception through March of 2002. Sales began in April 2002.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and a total of 3,000,000 shares of its $0.001 par value Series A, B and C preferred stock.

On January 9, 2002 the Company issued 140,000 shares of its Series B preferred stock to certain of the former shareholders of E-Bait, Inc. for the settlement of a promissory note totaling $700,000, which represented the consideration for the agreement and reorganization between E-Bait and BFII.

On January 9, 2002, the Company issued 96,500 shares in preferred stock Series A to the Chairman and CEO for services and recognized $5,789,999 in related expenses.

The following issuances were valued at the fair market value of the common stock on date of issuance:

On January 24, 2002 the Company issued 200,000 shares of its restricted common stock for service performed totaling $90,000.

On February 19, 2002, the Company issued 1,146,000 shares of common stock (restricted) to certain persons/businesses for services totaling $148,980.

On March 8, 2002, the Company issued 550,000 shares of common stock (restricted) to persons/businesses for services totaling $93,500.

On April 24, 2002 the Company issued 500,000 shares of its restricted common stock valued at $55,000 to certain officers and outside contractors as compensation for services performed.

On May 6, 2002 the Company issued 750,000 shares or its restricted common stock valued at $127,500 to certain officers and outside contractors for services performed.

On May 8, 2002, the Company issued   225,000   shares of its unrestricted
common stock valued at $27,000 for services.

On May 8, 2002, the Company issued 175,000 shares of its restricted common stock valued at $29,750 for settlement of a promissory note to a stock holder/creditor.

On May 8, 2002, the Company issued 500,000 shares of its restricted common stock pursuant to a private placement. At June 30, 2002 the stock was still in possession of the Company.

On   May 28, 2002, the Company issued 100,000, shares of its unrestricted common stock valued at $15,000 for services.

On   May 31, 2002, the Company issued 1,000,000 shares of its restricted common stock valued at $210,000 for services.

On July 19, 2002, the Company issued 1,320,000 shares of its restricted common stock for services valued at $118,800.

On July 31, 2002, the Company issued 150,000 shares of its restricted common stock for services valued at $9,000.

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

None.

ITEM 6.  Exhibits and Reports on Form 8-K

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ---------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Original California Articles of Incorporation of the Company (1)
  3.3    By-Laws (1)
  3.2    Nevada Articles of Incorporation (2)
  3.3.   Certificate of Amendment to the Articles of Incorporation (2)
  3.4 Articles of Merger of Domestic and Foreign Corporations Into E-Bait Incorporated (3)
  5      Consent of Attorney (1)
 23      Consent of Accountant (1)

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

Barrington filed a report on From 8-K dated August 19, 2002 to report a change in certifying accountants. Effective August 6, 2002, the Company decided to replace Merdinger, Fruchter, Rosen & Company, P.C. which audited the Company's financial statements for the fiscal years ended December 31, 2001, with Stonefield Josephson, Inc. ("Stonefield Josephson") to act as the Company's independent certified public accountants. The reports of Merdinger, Fruchter, Rosen & Company, P.C. for the fiscal year did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of Merdinger, Fruchter, Rosen & Company, P.C. for the fiscal year was qualified with respect to uncertainty as to the Company's ability to continue as a going concern.

During the two most recent fiscal years and subsequent interim period, the Company did not consult with Stonefield Josephson regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.



                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 13, 2002.


                             Barrington Foods International, Inc.
                             -----------------------------------
                                        Registrant

   By: /s/ Rendal Williams
   -----------------------
   Rendal Williams
   Chairman of the Board
   Chief Executive Officer
   Secretary/Treasurer