Form 10QSB
period 2002-06-30
BARRINGTON FOODS INTERNATIONAL INC
filed 2002-08-21
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended JUNE 30, 2002
----------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------

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

Transitional Small Business Disclosure Format check one: Yes ( ) No [X]

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Consolidated Balance Sheets (unaudited)..............   4
          Consolidated Statements of Operations (unaudited)....   5
          Consolidated Statements
            of Stockholders' Deficency (unaudited).  ............. 6-7

          Consolidated Statements of Cash Flows (unaudited)....  8-9
          Notes to Consolidated Financial Statements...........  10-16

Item 2.   Management's Plan
            of Operation........................................ 17-20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................  21

Item 2.   Changes in Securities and Use of Proceeds............  21

Item 3.   Defaults upon Senior Securities......................  21

Item 4.   Submission of Matters to a Vote
            of Security Holders................................  21

Item 5.   Other Information....................................  21

Item 6.   Exhibits and Reports on Form 8-K.....................  21

Signatures.....................................................  21

Certification of Chief Executive Officer.......................  22

PART I. FINANCIAL INFORMATION

The unaudited consolidated financial statements of registrant for the three months ended June 30, 2002, follow. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS


CONSOLIDATED BALANCE SHEETS


                                                   June 30,     December 31,
                                                --------------   ------------
                                                     2002            2001
                                                --------------   ------------
                                                    (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $            -   $          -
  Accounts receivable, net                              20,757              -
  Prepaid expenses and other current assets              4,519            700
                                                --------------   ------------
    Total current assets                                25,276            700

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $136 and $51, respectively              887             972
                                                --------------   ------------
    TOTAL ASSETS                                $       26,163   $      1,672
                                                ==============   ============
  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank overdraft                                $       20,022    $       622
  Accounts payable and accrued expenses                 95,736         60,864
  Due to related parties                               190,575         77,252
  Notes payable - related parties                      220,972        132,795
  Promissory note                                            -        700,000
                                                --------------   ------------
    Total liabilities                                  527,305        971,533
                                                --------------   ------------

STOCKHOLDERS' DEFICIENCY
  Convertible Preferred stock, Series A, $0.001
      par value, 1,000,000 shares authorized;
      96,500 shares issued and outstanding                  97              -
  Preferred stock, Series B, $0.001 par value,
      1,000,000 shares authorized; 140,000
      issued and outstanding                               140              -
  Preferred stock, Series C, $0.001 par value,
      1,000,000 shares authorized; none
      issued and outstanding                                 -              -
  Common stock, $0.001 par value, 100,000,000
      common shares authorized; 10,476,015 and
      5,830,015 shares issued and outstanding           10,476          5,830
  Additional paid-in capital                        10,756,517      3,370,670
  Deficit accumulated during development stage    (11,268,372)    (4,346,361)
                                                --------------   ------------
    Total stockholders' deficiency                   (501,142)      (969,861)
                                                --------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $       26,163   $      1,672
                                                ==============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Inception
                       Three months ended    Six months ended     (December 8,
                             June 30,             June 30,        2000) to
                     --------------------- ---------------------   June 30,
                        2002       2001       2002       2001         2002
                     ---------- ---------- ---------- ---------- --------------
REVENUE,net          $   21,025 $        - $   21,025 $        - $       21,025

COST OF GOODS SOLD       27,261          -     27,261          -         27,261
                     ---------- ---------- ---------- ---------- --------------

GROSS LOSS              (6,236)          -    (6,236)          -        (6,236)
                     ---------- ---------- ---------- ---------- --------------

OPERATING EXPENSES
  Depreciation and
    amortization              -          -         85          -            136
  Consulting and
    professional fees   546,725        700  6,658,593        700     10,212,001
  E-Bait Acquicition
    Cost                      -          -          -          -        700,000
  Travel and
    entertainment        12,527      1,250     14,927      1,250         40,553
  Rent expense                9          -     11,354          -         25,488
  Product Development
    Cost                      -          -     96,362          -         96,362
  Bad debt                    -          -     64,000          -         64,000
  Other general and
    administrative
    expenses             12,977         25     22,762         25         53,480
                     ---------- ---------- ---------- ---------- --------------
  Total operations
    expenses            572,238      1,975  6,868,083      1,975     11,192,020
                     ---------- ---------- ---------- ---------- --------------

LOSS FROM OPERATIONS  (578,474)    (1,975) (6,874,319)   (1,975)   (11,198,256)

OTHER EXPENSE
  Interest expense     (34,192)          -   (47,692)          -       (70,616)
                     ---------- ---------- ---------- ---------- --------------

Total Other
    Expense            (34,192)          -   (47,692)          -       (70,616)
                     ---------- ---------- ---------- ---------- --------------

LOSS BEFORE PROVISION
    FOR INCOME TAXES  (612,666)    (1,975) (6,922,011)   (1,975)   (11,268,872)

PROVISION FOR
    INCOME TAXES              -          -           -         -              -
                     ---------- ---------- ---------- ---------- --------------

NET LOSS              (612,666)    (1,975) (6,922,011)   (1,975)   (11,268,872)
                     ========== ========== =========== ========= ==============
NET LOSS FOR
   COMMON SHARE      $   (0.06) $   (0.00) $    (0.88) $  (0.00) $       (2.84)
   Basic and diluted ========== ========== =========== ========= ==============
WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING
   -BASIC AND DILUTED 9,473,268  2,000,000   7,862,004 2,000,000      3,973,181
                     ========== ========== =========== ========= ==============


The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

                                                         Deficit
                                            Additional Accumulated
              Common Stock   Preferred Stock  Paid-In During Develop-
             Shares   Amount Shares Amount    Capital   ment Stage     Total
          ----------  ------ ------ ------ ----------  -------------  ----------
Balance at
Dec 8,2000         -  $    -      - $    - $        -  $           -  $        -

Issuance of
founder shares,
Dec 2000   1,772,015   1,772      -      -     18,228              -      20,000

Net loss           -       -      -      -          -       (20,000)    (20,000)
          ----------  ------ ------ ------ ----------  -------------  ----------

Balance at
Dec 31,2000 1,772,015  1,772      -      -     18,228       (20,000)           -

Acquisition
of E-Bait     228,000    228      -      -      (228)              -           -

Issuance
of common
stock for
services   3,830,000   3,830      -      -  3,352,670              -   3,356,500

Net loss           -       -      -      -          -    (4,326,361) (4,326,361)
          ----------  ------ ------ ------ ----------  -------------  ----------

Balance at
Dec 31,2001 5,830,015  5,830      -      -  3,370,670    (4,346,361)   (969,861)

Issuance of
common stock
for services,
Jan 24,2002
(un-
 audited)    200,000     200      -      -     89,800              -      90,000

Issuance of
common stock
for services,
Feb 19,2002
(un-
audited)   1,146,000   1,146      -      -    147,834              -     148,980

Issuance of
common stock
for services,
Mar 8,2002
(un-
audited)     550,000     550      -      -     92,950              -      93,500



The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

               Common Stock  Preferred Stock             Deficit
                                            Additional Accumulated
                                              Paid-In During Develop-
             Shares  Amount Shares  Amount    Capital   ment Stage     Total
          ---------- ------ ------- ------ ----------  -------------  ----------
Issuance of
Series B
Preferred
stock in
settlement
of A
promissory
note of
$700,000,
Jan 9,2002
(un-
audited)           -      - 140,000    140    699,860              -     700,000

Issuance of
Series A
Preferred stock
for services,
Jan 5,2002
(un-
audited)           -      -  96,500     97  5,789,903              -   5,790,000

Contributions
to capital
(unaudited)                                   104,000              -     104,000

Issuance of
common stock
for services,
Apr 24,2002
(unaudited) 500,000    500       -      -     54,500              -      55,000

Issuance of
common stock
for services,
May 6, 2002
(unaudited) 750,000    750       -      -    126,750              -     127,500

Issuance of
common stock
for services,
May 8, 2002
(unaudited) 225,000    225       -      -     26,775              -      27,000

Issuance of
common stock
for debt conversion,
May 8, 2002
(unaudited) 175,000    175       -      -     29,575              -      29,750

Issuance of
common stock
for services,
May 28, 2002
(unaudited) 100,000    100       -      -     14,900              -      15,000

Issuance of
common stock
for services,
May 31, 2002
(unaudited)1,000,000  1,000       -      -    209,000              -     210,000

Net loss
(unaudited)       -      -       -      -          -    (6,922,011)  (6,922,011)
          ----------  ------ ------ ------ ----------  -------------  ----------

Balance
Jun 30,2002
(un-
audited)  10,476,015 $10,476 236,500 $ 237 $10,756,517 $(11,268,372)  $(501,142)
          ========== ======= ======= ===== =========== =============  ==========



The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Period
                                      For the Six Months
                                            Ended            From Inception
                                      June 30,    June 30,  (December 8, 2000)
                                        2002        2001    to June 30, 2002
                                     ------------ ---------- -------------------
CASH FLOW FROM OPERTING
 ACTIVITIES
Net loss                             $(6,922,011) $ (1,975) $       (11,268,872)
Adjustments to Reconcile Net Loss
  to Net Cash Used In Operating Activities:
    Issuance of stock for services      6,575,790         -            9,952,790
  E-Bait acquisition cost                                                700,000
  Depreciation expense                         85         -                  136
  Bad Debt Expense - stock receivable      64,000         -               64,000

Changes in Certain Assets and Liabilities:
  Increase in accounts receivable        (20,757)         -             (20,757)
  Increase in prepaid expenses and
    other current assets                  (3,819)         -              (4,519)
  Increase in accounts payable and
    accrued expenses                       34,872         -               95,736
  Increase in due to related parties      113,323         -              190,575
                                     ------------ ---------- -------------------
NET CASH USED IN OPERATING ACTIVITIES   (158,517)   (1,975)            (290,911)
                                     ------------ ---------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment            -         -              (1,023)
                                     ------------ ---------- -------------------
NET CASH USED IN INVESTING ACTIVITIES           -         -              (1,023)
                                     ------------ ---------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/Decrease in bank overdraft        19,400          -              20,022
Repayments for notes payable -
   related parties                       (33,838)          -            (33,838)
Proceeds from notes payable -
   related parties                        172,955      1,975             305,750
                                     ------------ ---------- -------------------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                    158,517          -             291,934
                                     ------------ ---------- -------------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                              -          -                   -
CASH AND CASH EQUIVALENTS - BEGINNING           -          -                   -
                                     ------------ ---------- -------------------
CASH AND CASH EQUIVALENTS - ENDING   $          - $        - $                 -
                                     ============ ========== ===================



The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                             For the Period
                                      For the Six Months
                                            Ended            From Inception
                                      June 30,    June 30,  (December 8, 2000)
                                        2002        2001    to June 30, 2002
                                     ----------- ---------- --------------------

CASH PAID DURING THE YEAR FOR:
Interest Expense                     $         - $        - $                  -
                                     =========== ========== ====================
Income Taxes                         $         - $        - $                  -
                                     =========== ========== ====================

NON-CASH ACTIVITIES:

Notes payable converted to
  common stock                       $    50,940 $        - $             50,940
                                     =========== ========== ====================
Promissory note converted to
  Series B Preferred stock           $   700,000 $        - $            700,000
                                     =========== ========== ====================


The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2002

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


            Basis of Presentation
            ---------------------

            The  accompanying  consolidated  financial    statements  have been
            prepared   in   accordance  with  accounting  principles  generally
            accepted   in   the   United   States   of America   for   interim
            financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

                                 JUNE 30, 2002


NOTE 1 -    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            Basis of Presentation (Continued)
            ---------------------------------
            The accompanying consolidated financial statements   have been
            Prepared in conformity with accounting principles generally Accepted in the United States of America, which contemplates
            continuation of the Company as a going concern.   As of June 30,
            2002, the Company has generated minimal revenue to date, has a working
            capital deficit of $502,029 and is still in the development
            stage.   These factors raise substantial doubt about the Company's
            ability to   continue   as a going concern.   The accompanying
            consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might
            result from the outcome of this uncertainty.   Management is
            currently initiating their business plan and in the process raising
            additional capital.   There can be no assurances that sufficient
            financing will be available on terms acceptable to the Company or at all.

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

                                 JUNE 30, 2002


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

            In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTED TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2002


NOTE 2 -    RELATED PARTY TRANSACTIONS

            The Company has related party transactions with several directors, officers and employees of the Company for the three months ended March 31, 2002. The details for due from related parties:

                                                     June 30,    December 31,
                                                        2002          2001
                                                    -----------   -----------
            a)Rendal Williams                       $   123,733   $         -
            b)Ellis Morris                               17,685        19,993
            c)Michael Kauffman                           22,500        15,000
            d)LeRoy Wilson                               10,852             -
              various                                    15,805        97,802
                                                     ----------   -----------
                                                    $   190,575   $   132,795
                                                    ===========   ===========

            a)As of June 30, the Company had a payable due to officer totaling
              $123,723, relating to accrued fees for the services performed.
            b)As of June 30, 2002, the Company had   a payable due to
              shareholder totaling $17,685, relating to accrued fees for services performed.
            c)As of June 30, 2002, the Company had a payable due to officer
              totaling           $22,500 relating to accrued fees for services
              performed.
            d)As of June 30, 2002, the Company had a payable due to share holder totaling $10,852 relating to accrued fees for services.

            Related Party Stock Issuance

            The Company had various stock issuances to related parties.  See note 3.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTED TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2002


NOTE 2 -    RELATED PARTY TRANSACTIONS(Continued)

            Notes Payable - Related Party

                                                          June 30  December 31,
                                                            2002         2001
                                                          ----------  ---------
               Officers/Contractors                       $   13,075  $   1,975
               Marcia Falk                                    19,993          -
               Christopher Carmen                                  -          -
               Ag Sales/Greg Taylor                          115,168          -
               Consultants                                     7,812          -
               Lyn Thomsen                                     3,961          -
               Stanley Peltz                                  10,000          -
               Other Stock Holders                            50,963          -
                                                           ---------  ---------
               Total                                       $ 220,972  $   1,975
                                                           =========  =========

            The above unsecured notes were made for working capital purposes. These notes are payable upon demand and bear interest at the rate of 7% to 10% per annum. Since it is anticipated that the notes will be called, they are classified as short-term. For the quarter ended June 30, 2002 and 2001, interest expense was $3,852 and $-0-, respectively.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTED TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2002


NOTE 3 -    STOCKHOLDERS' DEFICIENCY

            Common stock
            The aggregate number of shares of common stock that the Company is authorized to issue is 100,000,000 shares at a par value of $0.001. As of June 30, 2002, 10,476,015 and 5,830,015 shares were issued and outstanding, respectively.

            Issuance of Shares for Services
            The Company retained the services of various individuals and entities for purposes of assisting the Company in its corporate and product development, in addition to legal fees to cover costs and expenses prior to its obtaining sufficient capital for operations.

             On January 24, 2002, the Company issued 200,000 shares of its
            restricted   common stock for services performed totaling $90,000,
            which was the fair value of the shares at date of issuance.

            On February 19, the Company issued 1,146,000 shares of common stock (restricted) for services totaling $148,980 which was the fair value of the shares at date of issuance.

            On March 8, 2002, the Company issued 550,000 shares of common stock (restricted) to persons/businesses for services totaling $93,500, which was the fair value of the shares at, date of issuance.

            On April 24, 2002, the Company issued 500,000 shares of its restricted common stock valued at $55,000, which was the fair value of the shares at date of issuance as compensation to officers and outside contractors.

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

            On May 8, 2002, the Company issued 175,000 shares of its restricted common stock valued at $29,750, which was the fair value of the shares at date of issuance for a settlement of a promissory note to a stockholder/creditor.

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

                           BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTED TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 2002


NOTE 3 -    STOCKHOLDERS' DEFICIENCY (Continued)

            Contribution to Capital
            -----------------------
            The Company had contribution to capital totaling $104,000 as consideration for various expenses incurred.

            Preferred Stock- Series A
            -------------------------
            The Company is authorized to issue 1,000,000 shares of Preferred stock, Series A, at par value $0.001 with such terms as determined by the Board of Directors and the corporation prior to their issuance. Each Series A Preferred share may be converted into one hundred (100) common shares upon approval by the Board of Directors of the Corporation.

            On January 5, 2002 the Company issued 96,500 in preferred stock, Serial A, to the Chairman and CEO for services and recognized $5,789,999 related expense. As of March 31, 2002, 96,500 shares of Series A Preferred Stock are issued and outstanding.

            Preferred Stock- Series B
            -------------------------
            The Company is authorized to issue 1,000,000 shares of Series B Preferred stock, at par value of $0.001 with other terms as may be determined prior to their issuance by the Board of Directors. Each Series B Preferred share may be converted into two (2) common shares upon approval by the Board of Directors.

            On January 9, 2002 the Company issued 140,000 shares of its Series B preferred stock to certain of the former shareholders of E-Bait, Inc. for the settlement of a promissory note totaling $700,00, which represented the consideration for the agreement and reorganization between E-Bait and BFI.
            As of March 31, 2002, 140,000 shares of Series B Preferred Stock are issued and outstanding.

            Preferred Stock-Series C
            ------------------------
            The Company is authorized to issue one million (1,000,000) shares of Series C Preferred stock, at par value of $0.001 with other terms as may be determined by the Board of Directors prior to their issuance. As of March 31, 2002, no Series C Preferred stock is issued and outstanding.


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

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

General
-------

BFII is a start-up company that developed its initial business plan in 2001. BFII commenced sales in April 2002. Compensation expense in the 2001 and 2002 is primarily attributable to issuances of stock. BFII had limited resources for cash outlay in 2001 and the first two quarters of 2002. During the third quarter of 2002, BFII plans to engage in activities to raise capital through both debt and equity financing. Management expects sales levels will be low until the fourth quarter of 2002.

During the quarter and six months ended June 30, 2002, the Company incurred a net loss of $6,922,511, or a loss of $0.88 per share.

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

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of June 30, 2002, the Company had an accumulated deficit of $11,268,372.

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

The Company's independent auditor issued a Going Concern, in their Audit Report for the the financial statements of December 31, 2001. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there is no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern.

Results of Operations
---------------------

As a developmental stage Company, the Company generated no revenues from its inception through March of 2002. Limited sales began in April 2002.

Liquidity and Capital Resources
-------------------------------

On January 9, 2002 the Company issued 140,000 shares of its Series B preferred stock to certain of the former shareholders of E-Bait, Inc. for the settlement of a promissory note totaling $700,000, which represented the consideration for the agreement and reorganization between E-Bait and BFII.

On January 5, 2002 the Company issued 96,500 in preferred stock, Series A, to the Chairman and CEO for services and recognized $5,789,999 related expense. As of March 31, 2002, 96,500 shares of Series A Preferred Stock are issued and outstanding.

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

On May 8, 2002, the Company issued 500,000 shares of its restricted common stock pursuant to a private placement. At June 30, 2002 the stock will be cancelled and not shown as issued or outstanding.

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

ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ---------------------------------------------------------------------
(1)      Certification of Chief Executive Officer



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


Barrington filed a report on Form 8-K August 19, 2002 to report a change in certifying accountants. Effective August 6, 2002 the Company decided to replace Merdinger, Fruchter, Rosen & Company, P.C. which audited the Company's financial statements for the fiscal years ended December 31, 2001, with Stonefield Josephson, Inc ("Stonefield Josephson") to act as the Company's independent certified public accountants. The reports of Merdinger, Fruchter, Rosen & Company, P.C. for the fiscal year did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of Merdinger, Fruchter, Rosen & Company, P.C. for the fiscal year was qualified with respect to uncertainty as to the Company's ability to continue as a going concern.


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