Form 10QSB
period 2002-09-30
BARRINGTON FOODS INTERNATIONAL INC
filed 2002-11-20
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002
----------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------

                       Commission File Number: 0-25523

                     BARRINGTON FOODS INTERNATIONAL, INC.
            ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

               NEVADA                                     33-0843633
-------------------------------                      ------------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


           5275 Arville Street, Suite 120, Las Vegas, NV        89118
       ----------------------------------------------------   ----------
             (Address of principal executive offices)         (Zip Code)

         Registrant's Phone: (702) 307-3810   Fax: (702) 307-3816

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

Yes [ ]  No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 18, 2002, the issuer had 11,946,015 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes ( ) No [X]




                            Table of Contents



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Consolidated Balance Sheet (unaudited)...............   4
          Consolidated Statements of Operations (unaudited)....   5
          Consolidated Statements
            of Shareholders? Deficit (unaudited).  ............. 6-8

          Consolidated Statements of Cash Flows (unaudited)....  9-10
          Notes to Consolidated Financial Statements...........  11-18

Item 2.   Management's Plan
            of Operation........................................ 19-23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................  24

Item 2.   Changes in Securities and Use of Proceeds............  24

Item 3.   Defaults upon Senior Securities......................  24

Item 4.   Submission of Matters to a Vote
            of Security Holders................................  24

Item 5.   Other Information....................................  24

Item 6.   Exhibits and Reports on Form 8-K.....................  24

Signatures.....................................................  25

PART I. FINANCIAL INFORMATION
        ---------------------

The unaudited consolidated financial statements of registrant for the three months and the nine months ended September 30, 2002, follow. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)

                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                September 30,    December 31,
                                                --------------   ------------
                                                     2002            2001
                                                --------------   ------------
                                                    (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $       77,529   $          -
  Accounts receivable, net                               7,980              -
  Loan receivable, including $30,100 from
   related parties at September 30, 2002                30,800            700
  Prepaid expenses and other current assets             13,612              -
                                                --------------   ------------
    Total current assets                               129,921            700

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,306 and $51, respectively          11,717            972

OTHER ASSETS                                             3,368              -
                                                --------------   ------------
    TOTAL ASSETS                                $      145,006   $      1,672
                                                ==============   ============
  LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank overdraft                                $            -    $       622
  Accounts payable and accrued expenses                142,800         60,864
  Due to related parties                               235,763         77,252
  Notes payable - related parties                      317,549        132,795
  Promissory note                                            -        700,000
                                                --------------   ------------
    Total liabilities                                  696,112        971,533
                                                --------------   ------------

STOCKHOLDERS' DEFICIENCY
  Convertible Preferred stock, Series A, $0.001
      par value, 1,000,000 shares authorized;
      96,500 shares issued and outstanding                  97              -
  Preferred stock, Series B, $0.001 par value,
      1,000,000 shares authorized; 140,000
      issued and outstanding                               140              -
  Preferred stock, Series C, $0.001 par value,
      1,000,000 shares authorized; none
      issued and outstanding                                 -              -
  Common stock, $0.001 par value, 100,000,000
      common shares authorized; 10,476,015 and
      5,830,015 shares issued and outstanding           15,584          5,830
  Additional paid-in capital                        11,402,180      3,370,670
  Deficit accumulated during development stage     (11,969,107)    (4,346,361)
                                                ---------------  -------------
    Total stockholders' deficiency                    (551,106)      (969,861)
                                                ---------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $      145,006   $      1,672
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

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Period from
                                                                  Dec 8, 2000
                      Three months ended   Nine months ended   (inception) thru
                         September 30,        September 30,         Sep 30,
                       2002       2001       2002       2001         2002
                    ---------- ---------- ---------- ---------- --------------
REVENUE,net         $    8,264 $        - $   29,289 $        - $       29,289

COST OF GOODS SOLD      12,800          -     40,061          -         40,061
                    ---------- ---------- ---------- ---------- --------------

GROSS PROFIT (LOSS)     (4,536)         -    (10,772)         -        (10,772)
                    --------------------- --------------------- ---------------

OPERATING EXPENSES
  Depreciation and
    amortization         1,170          -      1,255          -          1,306
  Consulting and
    professional fees  493,467      4,998  7,152,060      5,698     10,704,968
  E-Bait Acquicition
    Cost                     -          -          -          -        700,000
  Travel and
    entertainment       11,475      3,167     26,402      4,417         52,028
  Rent expense          13,389      4,355     24,743      4,355         38,877
  Product Development
    Cost                13,508          -    109,870          -        109,870
  Bad debt              60,757          -    124,757          -        124,757
  Other general and
    administrative
    expenses            86,883     46,559    109,595     46,584        140,313
                    ---------- ---------- ---------- ---------- --------------
  Total operations
    expenses           680,599     59,079  6,868,083     61,054     11,872,119
                    ---------- ---------- ---------- ---------- --------------

LOSS FROM OPERATIONS  (685,135)   (59,079) (7,559,454)  (61,054)   (11,882,891)

OTHER EXPENSE
  Interest expense     (15,600)          -   (62,292)          -       (86,216)
                     --------------------- --------------------- ---------------

Total Other
  Expense              (15,600)          -   (62,292)          -       (86,216)
                     --------------------- --------------------- ---------------

LOSS BEFORE PROVISION
    FOR INCOME TAXES  (700,735)   (59,079) (7,622,746)  (61,054)   (11,969,107)

PROVISION FOR
    INCOME TAXES              -          -           -         -              -
                     ---------- ---------- ---------- ---------- --------------

NET LOSS              (700,735)   (59,079) (7,622,746)  (61,054)   (11,969,107)
                     ==========================================================
NET LOSS FOR
   COMMON SHARE     $    (0.06)$    (0.03)$     (0.82)$   (0.03)$        (2.34)
   Basic and diluted ==========================================================
WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES OUTSTANDING-
   BASIC AND DILUTED 12,276,411  2,000,000   9,325,502 2,000,000      5,116,071
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

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

              Common Stock  Preferred Stock             Deficit
                                           Additional Accumulated
                                             Paid-In During Develop-
            Shares  Amount Shares  Amount    Capital   ment Stage     Total
         ---------- ------ ------- ------ ----------  -------------  ----------
Issuance of
Series B
Preferred
stock in
settlement
of A
promissory
note of
$700,000,
Jan 9,2002
(un-
audited)          -      - 140,000    140    699,860              -     700,000


Issuance of
Series A
Preferred stock
for services,
Jan 5,2002
(un-
audited)          -      -  96,500     97  5,789,903              -   5,790,000

Contributions
to capital
(unaudited)                                  104,000              -     104,000

Issuance of
common stock
for services,
Apr 24,2002
(unaudited) 500,000    500       -      -     54,500              -      55,000

Issuance of
common stock
for services,
May 6, 2002
(unaudited) 750,000    750       -      -    126,750              -     127,500

Issuance of
common stock
for services,
May 8, 2002
(unaudited) 225,000    225       -      -     26,775              -      27,000

Issuance of
common stock
for debt conversion,
May 8, 2002
(unaudited) 175,000    175       -      -     29,575              -      29,750

Issuance of
common stock
for services,
May 28, 2002
(unaudited) 100,000    100       -      -     14,900              -      15,000

Issuance of
common stock
for services,
May 31, 2002
(unaudited)1,000,000 1,000       -      -    209,000              -     210,000

Issuance of
common stock
for cash,
July 22,2002
(unaudited) 100,000    100       -      -      9,900              -      10,000

Issuance of
common stock
for services,
July 22,2002
(unaudited) 320,000    320       -      -     18,880              -      19,200

Issuance of
common stock
for property,
July 22,2002
(unaudited) 250,000    250       -      -     14,750              -      15,000

Issuance of
common stock
for services,
August 1,2002
(unaudited)  50,000     50       -      -      2,950              -       3,000

Issuance of
common stock
for cash,
August 1,2002
(unaudited) 100,000    100       -      -      9,900              -      10,000

Issuance of
common stock
for services,
August 23,2002
(unaudited)1,000,000 1,000       -      -     69,000              -      70,000

Issuance of
common stock
for services,
August 27,2002
(unaudited) 125,000    125       -      -     12,375              -      12,500


The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

              Common Stock  Preferred Stock             Deficit
                                           Additional Accumulated
                                             Paid-In During Develop-
            Shares  Amount Shares  Amount    Capital   ment Stage     Total
         ---------- ------ ------- ------ ----------  -------------  ----------
Issuance of
common stock
for cash,
August 27,2002
(unaudited) 275,000    275       -      -     27,225              -      27,500

Issuance of
common stock
for services,
Sep 10,2002
(unaudited)1,478,000 1,478       -      -    205,442              -     206,920

Issuance of
common stock
for cash,
Sep 10,2002
(unaudited) 560,000    560       -      -     77,840              -      78,400

Issuance of
common stock
for services,
Sep 20,2002
(unaudited)  20,000     20       -      -      2,580              -       2,600

Issuance of
common stock
for cash,
Sep 20,2002
(unaudited) 180,000    180       -      -     23,220              -      23,400

Issuance of
common stock
for property,
Sep 20,2002
(unaudited) 650,000    650       -      -     83,850              -      84,500

Contributions to
capital
(unaudited)       -      -       -      -    191,751              -     191,751

Net loss
(unaudited)       -      -       -      -          -    (7,622,746) (7,622,746)
         ---------- ------ ------- ------ ----------  ------------- -----------

Balance
Sep 30,2002
(un-
audited)15,584,015 $15,584 236,500 $  237 $11,402,180 $(11,969,107)  $(551,106)
        ========== ======= ======= ====== =========== =============  ==========



The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                     For the Nine Months     For the Period
                                           Ended             From Inception
                                       Sep 30,    June 30,  (December 8, 2000)
                                        2002        2001    to Sep 30, 2002
                                    ------------ ---------- -------------------
CASH FLOW FROM OPERTING
 ACTIVITIES
Net loss                            $(7,622,746) $(61,054) $       (11,969,107)
Adjustments to Reconcile Net Loss
  to Net Cash Used In Operating Activities:
    Issuance of stock for services    6,989,510    20,000           10,366,010
  E-Bait acquisition cost                                              700,000
  Depreciation expense                    1,255         -                1,306
  Bad Debt Expense - stock receivable   100,751         -              100,751
  Discount on sale of stock to
    investors                            74,300         -               74,300


Changes in Certain Assets and Liabilities:
  (Increase) decrease in assets:
  Accounts receivable                    (7,980)         -              (7,980)
  Prepaid expenses and
    other current assets                (43,712)         -             (44,412)
  Other assets                           (3,368)         -              (3,368)
  Increase (decrease) in liabilities:
  Accounts payable and
    accrued expenses                     81,936     41,054             142,800
  Due to related parties                158,511          -             235,763
                                    -----------  ---------  ------------------
NET CASH USED IN OPERATING ACTIVITIES  (271,543)         -            (403,937)
                                    ------------ ---------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment    (12,000)         -             (13,023)
                                    ------------ ---------- -------------------
NET CASH USED IN INVESTING ACTIVITIES   (12,000)         -             (13,023)
                                    ------------ ---------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase/Decrease in bank overdraft        (622)         -             (52,116)
Repayments for notes payable -
   related parties                      (52,116)         -             (52,116)
Proceeds from sale of stock             126,000          -             126,000
Proceeds from notes payable -
   related parties                      287,810          -             420,605
                                    -----------  ---------  ------------------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                  361,072          -             494,489
                                    -----------  ---------  ------------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                       77,529          -              77,529
CASH AND CASH EQUIVALENTS - BEGINNING         -          -                   -
                                    -----------  ---------  ------------------
CASH AND CASH EQUIVALENTS - ENDING  $    77,529  $       -  $           77,529
                                    ===========  =========  ==================



The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                     For the Nine Months    For the Period
                                           Ended            From Inception
                                      Sep 30,     Sep 30,  (December 8, 2000)
                                       2002        2001     to Sep 30, 2002
                                    ----------- ---------- --------------------

CASH PAID DURING THE YEAR FOR:
Interest Expense                    $         - $        - $                  -
                                    =========== ========== ====================
Income Taxes                        $         - $        - $                  -
                                    =========== ========== ====================

NON-CASH ACTIVITIES:

Notes payable converted to
  common stock                      $    50,940 $        - $             50,940
                                    =========== ========== ====================
Promissory note converted to
  Series B Preferred stock          $   700,000 $        - $            700,000
                                    =========== ========== ====================

Shares issued for services          $ 6,890,010 $        - $         10,266,510
                                    =========== ========== ====================

Shares issued for properties        $    99,500 $        - $             99,500
                                    =========== ========== ====================



The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              SEPTEMBER 30, 2002


NOTE 1 -    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

           Nature of Business
           ------------------

           The Company is involved in development and distribution of innovative products as a growing, worldwide food and trading company, with distribution and access to resources around the world. The Company's core product line is soy and dairy based powdered milk products. Currently, the Company's principal product is Pride & Joy, an infant formula. The Company has other numerous products in various stages of development, patenting, and distribution.


           Basis of Presentation
            ---------------------

           The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

NOTE 1 -    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            ---------------------------------
            The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of September 30, 2002, the Company has generated minimal revenue to date, has a working capital deficit of $566,191 and is still in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and is in the process of raising additional capital. There can be no assurances that sufficient financing will be available on terms acceptable to the
            Company or             at all.

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

            In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001, for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

NOTE 1 -    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

            In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 1 -    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

            In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material


NOTE 2 -    RELATED PARTY TRANSACTIONS

            The Company has related party transactions with several directors, officers and employees of the Company for the nine months ended September 30, 2002. The individual balances for due from related parties are as follow:

                                                     September 30, December 31,
                                                        2002          2001
                                                    -----------   -----------
            a)Rendal Williams                         $ 142,522    $   70,567
            b)Ellis Morris                               16,885         6,685
            c)Michael Kauffman                           37,500             -
            d)LeRoy Wilson                               16,852             -
              other                                      22,004             -
                                                     ----------   -----------
                                                      $ 235,763   $    77,252
                                                     ==========   ===========

            a)As of September 30, 2002 the Company had a payable due to an officer totaling $142,522, relating to accrued fees for services performed.
            b)As of September 30, 2002, the Company had a payable due to a shareholder totaling $16,885, relating to accrued fees for services performed.
            c)As of September 30, 2002, the Company had a payable due to an officer totaling $37,500 relating to accrued fees for services performed.
            d)As of September 30, 2002, the Company had a payable due to a shareholder totaling $16,852 relating to accrued fees for services.

            Related Party Stock Issuance

            The Company had various stock issuances to related parties.  See note 3.


            Notes Payable - Related Party

                                                      September 30 December 31,
                                                           2002         2001
                                                        ----------   ---------
               Officers/Contractors                     $   11,275   $   7,555
               Marcia Falk                                  19,993      19,993
               Christopher Carmen                                -       9,940
               Ag Sales/Greg Taylor                        222,923           -
               Consultants                                   2,614       2,757
               Lyn Thomsen                                   5,126       8,000
               Stanley Peltz                                10,000           -
               Other Stock Holders                          45,618      87,550
                                                         ---------   ---------
               Total                                     $ 317,549   $ 132,795
                                                         =========   =========

            The above unsecured notes were made for working capital purposes. These notes are payable upon demand and bear interest at the rate of 7% to 10% per annum. Since it is anticipated that the notes will be called, they are classified as short-term. For the nine months ended September 30, 2002 and 2001, interest expense was $119,595 and $46,584, respectively.

NOTE 3 -  STOCKHOLDERS' DEFICIENCY

          Issuance of Shares for Services/Property
          The Company retained the services of various individuals and entities for purposes of assisting the Company in its corporate and product development, in addition to legal fees to cover costs and expenses prior to its obtaining sufficient capital for operations.

          On January 24, 2002, the Company issued 200,000 shares of its restricted common stock for services performed totaling $90,000, which was the fair value of the shares at date of issuance.

          On February 19, the Company issued 1,146,000 shares of common stock (restricted) for services totaling $148,980, which was the fair value of the shares at date of issuance.

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

          On July 22, 2002, the Company issued 320,000 shares of its restricted common stock for services valued at $19,200, which was the fair value of the shares at date of issuance.

          On July 22, 2002, the Company issued 250,000 shares of its restricted common stock for property valued at $15,000, which was the fair value of the shares at date of issuance.

          On August 1, 2002, the Company issued 50,000 shares of its restricted common stock for services valued at $3,000, which was the fair value of the shares at date of issuance.

          On August 23, 2002, the Company issued 1,000,000 shares of its restricted common stock for services valued at $70,000, which was the fair value of the shares at date of issuance.

          On August 27, 2002, the Company issued 125,000 shares of its restricted common stock for services valued at $12,500, which was the fair value of the shares at date of issuance.

          On September 10, 2002, the Company issued 1,478,000 shares of its restricted common stock for services valued at $206,920, which was the fair value of the shares at date of issuance.

          On September 20, 2002, the Company issued 20,000 shares of its restricted common stock for services valued at $2,600, which was the fair value of the shares at date of issuance.

          On September 20, 2002 the Company issued 650,000 shares of its restricted common stock for property valued at $84,500, which was the fair value of the shares at date of issuance.

          Issuance of shares for cash

          On July 22, 2002, the Company issued 100,000 shares of its restricted common stock in a sale for $10,000, which was the fair value of the shares at date of issuance.

          On August 1, 2002, the Company issued 100,000 shares of its restricted common stock in a sale for $10,000, which was the fair value of the shares at date of issuance.

          On August 27, 2002, the Company issued 275,000 shares of its restricted common stock in a sale for $13,500. The fair value of the common stock was $27,500. The Company recorded $14,000 as stock discount expense in the accompanying financial statements.

          On September 10, 2002, the Company issued 560,000 shares of its restricted common stock in a sale for $28,000. The fair value of the common stock was $78,400. The Company recorded $50,400 as stock discount expense in the accompanying financial statements.

          On September 20, 2002, the Company issued 180,000 shares of its restricted common stock in a sale for $13,500. The fair value of the common stock was $23,400. The Company recorded $9,900 as stock discount expense in the accompanying financial statements.

          Contribution to Capital
          -----------------------
          The Company has had contribution to capital totaling $191,751 as consideration for various expenses incurred.

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

          On January 5, 2002 the Company issued 64,000 in preferred stock, Series A, to the Chairman and CEO for services and 32,500 to consultants recognizing $5,789,999 of related expense. As of September 30, 2002, 96,500 shares of Series A Preferred Stock are issued and outstanding.

          Preferred Stock- Series B
          -------------------------
          The Company is authorized to issue 1,000,000 shares of Series B Preferred stock, at par value of $0.001 with other terms as may be determined prior to their issuance by the Board of Directors. Each Series B preferred share may be converted into two (2) common shares upon approval by the Board of Directors.

          On January 9, 2002 the Company issued 140,000 shares of its Series B preferred stock to certain of the former shareholders of E-Bait, Inc. for the settlement of a promissory note totaling $700,00, which represented the consideration for the agreement and reorganization between E-Bait and BFI. As of September 30, 2002, 140,000 shares of Series B Preferred Stock are issued and outstanding.

          Preferred Stock-Series C
          ------------------------
          The Company is authorized to issue one million (1,000,000) shares of Series C preferred stock, at par value of $0.001 with other terms as may be determined by the Board of Directors prior to their issuance. As of September 30, 2002, no Series C preferred stock is issued and outstanding.


NOTE 4 -    SUBSEQUENT EVENTS

            On October 3, 2002, the Company issued 425,000 shares of its restricted common stock for sales of its common stock.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

General
-------

BFII is a start-up company that developed its initial business plan in 2001. BFII commenced sales in April 2002. Compensation expense in the 2001 and 2002 is primarily attributable to issuances of stock. BFII had limited resources for cash outlay in 2001 and the first three quarters of 2002. During the 2002, BFII has engaged in activities to raise capital through both debt and equity financing. It is expected that BFII will finalize a major financing agreement in the fourth quarter of 2002. Management expects sales levels will consistently increase through the fourth quarter of 2002 and continue into 2003.

During the quarter and nine months ended September 30, 2002, the Company incurred a net loss of $700,735 and $7,622,746, respectively, or losses of $0.06 and $0.82, respectively, per share.

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

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2002, the Company had an accumulated deficit of $11,969,107.

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

The Company's independent auditor issued an explanatory paragraph as to their substantial doubt as to the Company's ability to continue as a going concern, in their Audit Report for the financial statements of December 31, 2001. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern.

Results of Operations
---------------------

As a developmental stage Company, the Company generated no revenues from its inception through March of 2002. Limited sales began in April and continued through September 2002.

In September 2002, the Company  completed  its  first  sale  in  Latin America.
Based   upon  contacts  with  distributors  in  the  region  it  is  reasonably anticipated that increasing, regular sales will be achieved in the fourth quarter and beyond.
The Company is currently completing negotiations with two domestic, national retailers that want to distribute BFII products. Final arrangements are being made to set up products exhibits and sampling (tasting) in select stores of those retailers in the fourth quarter.

Joint venture and distribution agreements have been signed with entities in Southeast Asia. Shipments should begin in late 2002 or the first quarter of 2003. In addition, these agreements provide opportunities for the Company to import products (such as jack fruit and coffee) for distribution in other countries and in the United States.

Although the Company has achieved limited sales in the third quarter, substantial activity occurred which moved the Company towards its objectives. The activities include product development, market development, and creation of vendor/customer relationships. The staff and consultants continued to move forward with positive results. The quarter's activities were financed primarily through the infusion of capital from the sale of restricted stock. Management will continue to obtain short term bridge financing through sale of restricted stock and advances from related parties until a major funding agreement is completed.

Liquidity and Capital Resources
-------------------------------

On January 9, 2002 the Company issued 140,000 shares of its Series B preferred stock to certain of the former shareholders of E-Bait, Inc. for the settlement of a promissory note totaling $700,000, which represented the consideration for the agreement and reorganization between E-Bait and BFII.

On January 5, 2002 the Company issued 64,000 in preferred stock, Series A, to the Chairman and CEO for services and 32,500 to consultants recognizing $5,789,999 related expense. As of September 30, 2002, 96,500 shares of Series A Preferred Stock are issued and outstanding.

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

On July 22, 2002, the Company issued 100,000 shares of its restricted common stock for a purchase price of $10,000.

On July 22, 2002, the Company issued 570,000 shares of its restricted common stock for a services valued at $34,200.

On August 1, 2002, the Company issued 50,000 shares of its restricted common stock for services valued at $3,000.

On August 1, 2002, the Company issued 100,000 shares of its restricted common stock for a purchase price of $10,000.

On August 23, 2002, the Company issued 1,000,000 shares of its restricted common stock for services valued at $70,000.

On August 27, 2002, the Company issued 125,000 shares of its restricted common stock for services valued at $12,500.

On August 27, 2002, the Company issued 275,000 shares of its restricted common stock for a purchase price of $13,500. The fair value of the common stock was $27,500. The Company recorded $14,000 as stock discount expense in the accompanying financial statements.

On September 10, 2002, the Company issued 1,478,000 shares of its restricted common stock for services valued at $206,920.

On September 10, 2002, the Company issued 560,000 shares of its restricted common stock for a purchase price of $28,000. The fair value of the common stock was $78,400. The Company recorded $50,400 as stock discount expense in the accompanying financial statements.

On September 20, 2002, the Company issued 20,000 shares of its restricted common stock for services valued at $2,600.

On September 20, 2002, the Company issued 180,000 shares of its restricted common stock for a purchase price of $13,500. The fair value of the common stock was $23,400. The Company recorded $9,900 as stock discount expense in the accompanying financial statements.

On September 20, 2002, the Company issued 650,000 shares of its restricted common stock for property valued at $84,500.

On October 3, 2002, the Company issued 425,000 shares of its restricted common stock to investors.

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

Employees
---------

The Company currently has seven (7) employees of which two are officers of the Company. During this quarter two staff were added including Alex Bermudez, Director of International Sales. Mr. Bermudez experience and contacts are already bringing results with orders in Nicaragua and potential orders from other counties. The Corporate Headquarters was moved to a new office location October 1, 2002, which will allow expansion for additional staff and upgraded facilities for current staff.

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

CONTROLS AND PROCEDURES
-----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to June 30, 2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

CRITICAL ACCOUNTING POLICIES

The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation which affects the total expenses reported in the current period. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

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

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  -------------------------------------------------------------------
 (99)       Certification of Chief Executive Officer


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

Date: November 13, 2002.


                             Barrington Foods International, Inc.
                             -----------------------------------
                                        Registrant

   By: /s/ Rendal Williams
   -----------------------
   Rendal Williams
   Chairman of the Board
   Chief Executive Officer
   Secretary/Treasurer