Form 10QSB/A
period 2002-09-30
BARRINGTON FOODS INTERNATIONAL INC
filed 2002-12-06
CIK 1104194

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

Yes [X]  No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 4, 2002, the issuer had 16,009,015 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one:  Yes ( ) No [X]

                            Table of Contents



PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements.................................   3
          Consolidated Balance Sheet (unaudited)...............   4
          Consolidated Statements of Operations (unaudited)....   5
          Consolidated Statements
            of Shareholders' Deficit (unaudited).  ............. 6-8

          Consolidated Statements of Cash Flows (unaudited)....  9-10
          Notes to Consolidated Financial Statements........... 11-18

Item 2.   Management's Plan
            of Operation........................................ 19-23

PART II.  OTHER INFORMATION
          -----------------

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
      common shares authorized; 15,584,015 and
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

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

                                                         Deficit
                                           Additional Accumulated
             Common Stock   Preferred Stock  Paid-In During Develop-
            Shares   Amount Shares Amount    Capital   ment Stage     Total
         ----------  ------ ------ ------ ----------  -------------  ----------
Balance at
Dec 8,2000        -  $    -      - $    - $        -  $           -  $        -

Issuance of
founder shares,
Dec 2000  1,772,015   1,772      -      -     18,228              -      20,000

Net loss          -       -      -      -          -       (20,000)    (20,000)
         ----------  ------ ------ ------ ----------  -------------  ----------

Balance at
Dec 31,
2000      1,772,015   1,772      -      -     18,228       (20,000)           -

Acquisition
of E-Bait   228,000     228      -      -      (228)             -            -

Issuance
of common
stock for
services  3,830,000   3,830      -      -  3,352,670             -    3,356,500

Net loss          -       -      -      -          -    (4,326,361) (4,326,361)
         ----------  ------ ------ ------ ----------  ------------- -----------

Balance at
Dec 31,
2001      5,830,015   5,830     -      -   3,370,670    (4,346,361)   (969,861)

Issuance of
common stock
for services,
Jan 24, 2002
(un-
audited)    200,000     200      -      -     89,800              -      90,000

Issuance of
common stock
for services,
Feb 19,2002
(un-
audited)  1,146,000   1,146      -      -    147,834              -     148,980

Issuance of
common stock
for services,
Mar 8, 2002
(un-
audited)    550,000     550      -      -     92,950              -      93,500



The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

              Common Stock  Preferred Stock             Deficit
                                           Additional Accumulated
                                             Paid-In During Develop-
            Shares  Amount Shares  Amount    Capital   ment Stage     Total
         ---------- ------ ------- ------ ----------  -------------  ----------
Issuance of
Series B
Preferred
stock in
settlement
of A
promissory
note of
$700,000,
Jan 9, 2002
(un-
audited)          -      - 140,000    140    699,860              -     700,000
 Issuance of
Series A
Preferred stock
for services,
Jan 5, 2002
(un-
audited)          -      -  96,500     97  5,789,903              -   5,790,000

Contributions
to capital
(unaudited)                                  104,000              -     104,000

Issuance of
common stock
for services,
Apr 24, 2002
(unaudited) 500,000    500       -      -     54,500              -      55,000

Issuance of
common stock
for services,
May 6, 2002
(unaudited) 750,000    750       -      -    126,750              -     127,500

Issuance of
common stock
for services,
May 8, 2002
(unaudited) 225,000    225       -      -     26,775              -      27,000

Issuance of
common stock
for debt conversion,
May 8, 2002
(unaudited) 175,000    175       -      -     29,575              -      29,750

Issuance of
common stock
for services,
May 28, 2002
(unaudited) 100,000    100       -      -     14,900              -      15,000

Issuance of
common stock
for services,
May 31, 2002
(unaudited)1,000,000 1,000       -      -    209,000              -     210,000

Issuance of
common stock
for cash,
July 22, 2002
(unaudited) 100,000    100       -      -      9,900              -      10,000

Issuance of
common stock
for services,
July 22, 2002
(unaudited) 320,000    320       -      -     18,880              -      19,200

Issuance of
common stock
for property,
July 22, 2002
(unaudited) 250,000    250       -      -     14,750              -      15,000

Issuance of
common stock
for services,
August 1, 2002
(unaudited)  50,000     50       -      -      2,950              -       3,000

Issuance of
common stock
for cash,
August 1, 2002
(unaudited) 100,000    100       -      -      9,900              -      10,000

Issuance of
common stock
for services,
August 23, 2002
(unaudited)1,000,000 1,000       -      -     69,000              -      70,000

Issuance of
common stock
for services,
August 27, 2002
(unaudited) 125,000    125       -      -     12,375              -      12,500


The accompanying notes are an integral part of the consolidated financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

              Common Stock  Preferred Stock             Deficit
                                           Additional Accumulated
                                             Paid-In During Develop-
            Shares  Amount Shares  Amount    Capital   ment Stage     Total
         ---------- ------ ------- ------ ----------  -------------  ----------
Issuance of
common stock
for cash,
August 27, 2002
(unaudited) 275,000    275       -      -     27,225              -      27,500

Issuance of
common stock
for services,
Sep 10, 2002
(unaudited)1,478,000 1,478       -      -    205,442              -     206,920

Issuance of
common stock
for cash,
Sep 10, 2002
(unaudited) 560,000    560       -      -     77,840              -      78,400

Issuance of
common stock
for services,
Sep 20, 2002
(unaudited)  20,000     20       -      -      2,580              -       2,600

Issuance of
common stock
for cash,
Sep 20, 2002
(unaudited) 180,000    180       -      -     23,220              -      23,400

Issuance of
common stock
for property,
Sep 20,2002
(unaudited) 650,000    650       -      -     83,850              -      84,500

Contributions to
capital
(unaudited)       -      -       -      -    191,751              -     191,751

Net loss
(unaudited)       -      -       -      -          -    (7,622,746) (7,622,746)
         ---------- ------ ------- ------ ----------  ------------- -----------

Balance
Sep 30, 2002
(un-
audited)15,584,015 $15,584 236,500 $  237 $11,402,180 $(11,969,107)  $(551,106)
        ========== ======= ======= ====== =========== =============  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            BARRINGTON FOODS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                         (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


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

Date: December 4, 2002


                             Barrington Foods International, Inc.
                             -----------------------------------
                                        Registrant

   By: /s/ Rendal Williams
   -----------------------
   Rendal Williams
   Chairman of the Board
   Chief Executive Officer
   Secretary/Treasurer