Form 10KSB
period 2002-12-31
BARRINGTON FOODS INTERNATIONAL INC
filed 2003-04-18
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           For the transition period from ___________ to ___________


                         Commission File Number: 0-25523


                      BARRINGTON FOODS INTERNATIONAL, INC.
               (Exact Name of Registrant as Specified in its Charter)


           NEVADA                                               33-0843633
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


               5275 Arville Street, Suite 120, Las Vegas, NV 89118 (Address of principal executive offices) (Zip Code)


             Registrant's Phone: (702) 307-3810 Fax: (702) 307-3816


         Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:       Name of each exchange on which registered:
            None                                        None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer is a developmental stage company.

Based on the average of the closing bid and asked prices of the issuer's common stock on December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $1,257,868.

As of April 11, 2002, the issuer had 32,101,111 shares of common stock outstanding. 316,500 shares of preferred stock is outstanding.

Transitional Small Business Disclosure Format check one: Yes [ ]  No [X]

                                    CONTENTS

PART NUMBER                                                          PAGE NUMBER

PART I

  Item 1.  Description of Business                                       2
  Item 2.  Description of Property                                       9
  Item 3.  Legal Proceedings                                             9
  Item 4.  Submission of Matters to a Vote of Security Holders           9

PART II

  Item 5.  Market for Common Equity and Stockholder Matters              9
  Item 6.  Management's Discussion and Analysis                          9
  Item 7.  Financial Statements                                         13
  Item 8.  Changes in and Disagreements with
           Accountants on Accounting and Financial Disclosure           14

PART III

  Item 9.  Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the
           Exchange Act                                                 14
  Item 10. Executive Compensation                                       14
  Item 11. Security Ownership of Certain Beneficial
           Owners and Management                                        15
  Item 12. Certain Relationships and Related Transactions               15
  Item 13. Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                              16

EXHIBITS

     Exhibit 1 (Certification of Chief Executive Officer)

                           FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Barrington Foods International, Inc. and subsidiaries to be materially different from any future results, performance, or achievements, expressed or implied by the forward-looking statements. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results could differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words, such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "continue," "plans," or comparable terms, or the negative, or other variations of those. Such risks and uncertainties include, but are not limited to, those discussed below in "Item 1. Business Overview - Forward-Looking Statements and Risk Factors" and in "Item 6. Management's Discussion and Analysis."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Barrington Foods International, Inc., hereinafter referred to as the "Company" or "Barrington" or "BFII," has a continuing commitment to produce and distribute a high quality menu of food products to its customers throughout the world. We believe that our food products are not just commodities that have been grown, processed and packaged by agri-businesses, but an essential and personal ingredient in delivering a cost effective and nutritious product for our customers.

With distribution and access to resources and products around the world, BFII is a Nevada corporation whose purpose is to develop and distribute innovative food and non-food products internationally. BFII's core product line is soy and dairy based powdered milk products, including the Company's foremost product "Pride and Joy," an infant formula. Other products in various stages of development, patenting, and distribution are discussed in The Product portion of this summary.

The Company was incorporated in California on February 4, 1999, as E-Bait, Inc. ("E-Bait"), with authorized capital of fifty million (50,000,000) shares of common stock, par value $0.001 per share. Pursuant to an Acquisition Agreement dated as of August 17, 2001 between E-Bait, a California corporation, and Barrington International Marketing, Inc., ("BIMI") a Nevada corporation, where all the outstanding shares of common stock of Barrington were exchanged for one-million seven hundred seventy-two thousand and fifteen (1,772,015) shares of Rule 144 restricted common stock of E-Bait. The Company changed its name to Barrington Foods International, Inc. and changed its domicile from California to Nevada based on management's plans to headquarter the Company in Nevada. The Company subsequently amended the Articles of Incorporation authorizing an additional 50,000,000 shares of common stock at $0.001/share. In addition the Company authorized one million shares each of three separate series of preferred stock (A, B, C).

Principal Products and Services and Principal Markets

BFII is a worldwide manufacturer and/or distributor of food products. The Company's core product is soy and dairy based powder formulas, which offers the convenience and higher digestibility found in nutritionally balanced formulas and all natural substitute milk products. BFII anticipates to generate much of its revenue from soy milk, skim milk, whole milk, lactose free milk, bulk milk, and other flavored milk products. In addition, BFII is continuing its plans to develop other natural biological and microbiologically enhanced products for use in the nutritional and agricultural industries.

Currently BFII's main products are Pride and Joy Powder Beverages. BFII's other products, which are in various stages of development, patenting, and distribution, are:

Milks [dairy/non-dairy], Soy Milk, Expectant Mothers Supplemental Beverages, Infant Formula, Toddler and Teen Products, Beverages [Protein Drinks, Juice Crystals, etc.], Mocha Mix, Powdered Chocolate Milk, Non-Food Items [shampoo, laundry soaps, etc.], Commodities [coffee, sugar, etc.]

The Market

Population growth has surpassed many nations' abilities to economically supply food products, thus becoming unable to meet growing nutritional needs on their own. Consequently, the world is becoming increasingly dependent on international trade to ensure a dependable supply of quality disease-free food products. In particular, distributors of dairy products and dairy substitutes are preparing to meet this increasing global demand.

The distribution of high quality dairy and dairy substitute products to the populations of these emerging countries through exports from the U.S. provides a cost effective, high-quality, and dependable supply. The fulfillment of the basic nutritional needs of the populations of these emerging countries is the backbone of BFII's business strategy.

Leading Distribution and Market Reach

BFII's principle activities rely on wholesale trade and the development of proprietary products. As such, BFII has pursued strategic distribution alliances and certain manufacturing agreements.

Through the Company's strategic distribution alliances with major food distributors in Central America, Southeast Asia, Vietnam and the U.S., BFII is uniquely positioned to achieve superior market penetration on a global scale. These alliances also offer the ability to provide excellent customer service by leveraging each distributor's local facilities for certain marketing efforts the Company plans to pursue.

By developing proprietary products, BFII expects such initiatives to offer quality control, a low cost of goods, and a brand image to pursue a customer base that is loyal to the Company's products. As manufacturing relationships are developed or facilities are built or purchased, BFII would become more vertically integrated through the ownership of proprietary products, its manufacture, and the wholesale distribution.

Major Distributor in Southeast Asia

Capitalizing on the Most-Favored-Nation Trade Agreement with Vietnam, BFII established a market in Vietnam through an agreement with American Service and Trading Company ("American") in March 2002. American is a Vietnamese marketing and distribution company with an extensive distribution network established throughout the country. American has agreed to purchase BFII's main products, including Pride and Joy (an infant formula), lactose free milk, powdered soy products, and other products. BFII is currently seeking capital to establish a processing plant in Vietnam, which will develop this relationship and the Company's customer base.

BFII's Business Plan

BFII's business plan centers around the introduction of three major product groups that will be targeted to different markets. BFII will offer a line of high quality nutritional beverages using proprietary formulas made with organic non-GMO (genetically modified organisms) sold through grocery stores, health food stores, and other distributors primarily in North America. The second line of products, are referred to as basic nutrition products. These products are designed to provide basic nutritional needs in markets throughout the world. These proprietary formulas will balance the need for low cost with the need to provide basic minimum nutritional standards. Finally, BFII will develop affiliations with food manufacturers to provide other food products to markets throughout the world that will be under BFII's private label. These will be primarily food related products, which will be marketed domestically and internationally.

Industry Overview

Demand for cost effective and nutritious food products is gaining importance in the world economy. The Company's core product line of powdered milk and powdered milk substitute products are a primary source for protein, calcium, carbohydrates, fiber, sugar, and vitamins D, A, C, and B in emerging countries and the U.S. They are also the primary source for micronutrients such as riboflavin, folic acid, magnesium, sodium, potassium, and zinc.

Supply of powdered milk products is not limited by expensive production costs (overseeing dairy cows, pasteurization, temperature controlled transportation), making fresh milk a rare commodity that is cost prohibitive in most geographical areas of emerging countries.

The demand for these powdered milk products is growing at unprecedented rates. In emerging nations, especially within Central and South America and Asia, powdered milk and powdered milk substitute products are the largest sector and fluid milk products are a distant second. Here, sales of powdered milk products and powdered milk substitute products outsell fluid milk products by an 8 to 1 ratio.

Barrington intends to take advantage of these industry dynamics to become a leader in the powdered milk market.

Recent Developments

In March, 2003 BFII retained a financial relations firm to assist with short-term and long-term fund raising that will provide funds for revenue generating operations. The financial relations firm will provide assistance in approaching the financial community . This relationship is intended to provide the exposure the company needs to obtain long-term funding.

BFII is also in the process of negotiating with a private distribution company, which may lead to BFII acquiring a percentage of that company and also provide a distribution network for the company's products to large retail and grocery chains. Upon finalizing this arrangement, BFII will realize the benefit of sales of the targeted company and will also have a large domestic market for its proprietary products.

Risk Factors

Barrington has devoted much of its time and resources in identifying and marketing specialty food products. Barrington continues to evaluate its future plans, business opportunities and business strategies. The limited resources in staff and funds has limited the company's ability to conduct the activities necessary to generate revenue. The company's competitors have larger marketing and sales organizations, greater financial resources, and superior sized software development staffs. This places the competition at a significant advantage. Barrington does not have many resources at this time, and it is questionable if the Company can remain a going concern.

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

(h) Competition

Markets for the company's products are considered highly price competitive and sensitive to product substitution. No single company competes with BFII in all of its markets. However, a number of large companies compete with BFII in one or more markets.

Major competitors in one or more markets include, but are not limited to, Archer Daniel Midlands, Inc., Cardeal, Inc., ConAgra, Inc., Corn Products International, Inc., Eridania Beghin-Say and Tate and Lyle.

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

(l) Status of Any Announced New Product or Service

The Company does not have any announced new product or service. If the Company can find a supplier to market their products through its channels of distribution, then these would be considered new products marketed by the company. The Company, however, has yet to announce any new products and has not announced any other recent additions or services.

(m) Customers

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

(n) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

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

(o) Government Regulation

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

(p) Research and Development Activities

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

(q) Personnel

The Company currently has eight individuals (combined employees and independent contractors) working full time, two of whom serve as Officers of the Company. The other six constitute two office personnel, one Director of Sales, one in-house accountant/CPA, and two in marketing/advertising. The Company does not intend to add employees until it begins regularly generating revenue/income.

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

ITEM 2. DESCRIPTION OF PROPERTY

BFII has corporate offices at 5275 Arville Street, Suite 120, Las Vegas, Nevada 89118. BFII does not own real property. BFII owns some personal property located at its corporate office which is used for office work. The Company paid rent expenses totaling $ 59,990 during the year. BFII is developing intellectual property in the form of food product formulas and product information. The intellectual property will be useful in having its own line of products to market worldwide.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, BFII is not a party to any material legal proceedings, and none are known to be contemplated against BFII.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2002.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

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

FISCAL 2001                                  HIGH        LOW
-----------                                  ----        ---
Quarter Ended March 31, 2002                $0.95       $0.06
Quarter Ended June 30, 2002                 $0.31       $0.06
Quarter Ended September 30, 2002            $0.19       $0.06
Quarter Ended December 31, 2002             $0.22       $0.09

The approximate number of holders of record of BFII's common stock as of December 31, 2002 is: 245 shareholders.

Holders of BFII's common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on BFII's common stock through March 2003. Management does not anticipate paying any dividends on common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

(i) GENERAL

BFII is a start-up company that began developing products in 2000. Light sales activity began in the second quarter of 2002 and have continued. Sales in 2002 were $ 73,456. Compensation expense is primarily attributable to issuances of stock. BFII had limited resources for cash outlay in 2001-2002. BFII is engaged in activities to raise capital through both debt and equity financing. Management expects sales levels to increase dramatically in the third and fourth quarters of 2003.

During 2002 BFII incurred a net loss of $8,472,097 or a loss of $0.76 per share compared to a net loss of $4,326,361 or $2.13 per share in 2001. Net loss experienced from inception (December 8, 2000) through December 31, 2002 is $12,818,458 or $1.96 per share.

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

The Company expects that its sales will increase significantly in 2002. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

(ii) RESULTS OF OPERATIONS

As a developmental stage Company, BFII has had low revenues since inception. In addition management expects to generate low revenues In the first two quarters of 2003 before achieving higher sales levels in the last two quarters. During calendar year, 2002, BFII experienced net losses of $8,472,097 or a loss of $0.76 per share, compared to a net loss of $4,326,361 or $2.13 per share in 2001. The major component of expense has been labor and services. Most labor and services have been compensated with issuances of stock or cash payment has been deferred. Due to the low sales level resulting in small production runs, the cost of sales per unit has been much higher than management expects to achieve in latter 2003 when production runs will be of adequate quantity to achieve economy of scale with respect to production costs per unit. BFII does not have any material commitments for capital expenditures.

(iii) LIQUIDITY AND CAPITAL RESOURCES

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 3,000,000 shares of its $0.001 par value Series A, B and C preferred stock.

On January 5, 2002 the Company issued 140,000 shares of its preferred stock with a stated value of $5.00 per share to certain of the former shareholders of E-Bait, Inc. in lieu of a promissory note for $700,000 which represents the consideration for the agreement and reorganization between E-Bait and BIMI.

On January 9, 2002 the Company issued 96,500 shares of preferred stock convertible to common at 100:1 in favor of the CEO and certain consultants for services rendered.

On January 24, 2002 the Company issued 200,000 shares of its restricted common stock to certain consultants for services performed.

On February 19, 2002, the Company issued 1,131,000 and 15,000 shares of common stock (restricted) to certain persons/businesses for services and to satisy a note payable respectively.

On March 8, 2002, the Company issued 550,000 shares of common stock (restricted) to persons/businesses for services.

On April 24, 2002, the Company issued 500,000 shares of its restricted common stock to certain officers and outside contractors as compensation for services performed.

On May 6, 2002, the Company issued 750,000 shares of its restricted common stock to certain officers and independent contractors for services performed.

On May 8, 2002, the Company issued 175,000 shares of its restricted common stock to certain stock holder creditors for forgiveness of a promissory note.

On May 8, 2002, the Company issued 500,000 shares of its common stock (restricted) to an individual in a private placement for other receivables totaling $37,500.

On May 8, 2002, the Company issued 225,000 shares of its common stock (restricted) to persons/businesses for services.

On May 28, 2002 the Company issued 100,000 shares of its common stock (restricted) to a stockholder for services.

On May 31, 2002 the Company issued 1,000,000 shares of its common stock (restricted) to persons/businesses for services.

On July 22, 2002, the Company issued 120,000 shares of its common stock (restricted) to persons/businesses in a private placement.

On July 22, 2002, the Company issued 550,000 shares of its common stock (restricted) to persons/businesses for services.

On August 1, 2002. the Company issued 50,000 shares of its common stock (restricted) to persons/businesses for services.

On August 1, 2002, the Company issued 100,000 shares of its common stock (restricted) to persons/businesses in a private placement.

On August 23, 2002, the Company issued 1,000,000 shares of its common stock (restricted) to persons/businesses for services.

On August 27, 2002, the Company issued 125,000 shares of its common stock (restricted) to persons/businesses for services.

On August 27, 2002, the Company issued 275,000 shares of its common stock (restricted) to persons/businesses in a private placement.

On September 10, 2002, the Company issued 1,478,000 shares of its common stock (restricted) to persons/businesses for services of which 1,100,000 were issued to stockholders.

On September 10, 2002, the Company issued 560,000 shares of its common stock (restricted) to persons/businesses in a private placement.

On September 20, 2002, the Company issued 20,000 shares of its common stock (restricted) to persons/businesses for services.

On September 20, 2002, the Company issued 180,000 shares of its common stock (restricted) to persons/businesses in a private placement.

On September 20, 2002, the Company issued 650,000 shares of its common stock (restricted) to the CEO as reimbursement for shares of BFII common stock issued by the CEO from personal holdings to certain stock holders of another company pursuant to an agreement to transfer the rights of certain property from that other company to BFII.

On October 7, 2002, the Company issued 405,000 shares of its common stock (restricted) to persons/businesses in a private placement of which 100,000 shares were for other receivables totaling $2,750.

On December 18, 2002, the Company issued 693,702 shares of its common stock (restricted) to persons/businesses in a private placement.

On December 18, 2002, the Company issued 2,700,000 shares of its common stock (restricted) to persons/businesses (including officers) for services.

On January 9, 2003, the Company issued 1,038,000 of its common stock (restricted) to preferred stock holders as a portion of the consideration the redemption of 36,600 shares of preferred stock that were originally issued January 5, 2002 to stock holders of the former E-Bait, Inc.

On January 9, 2003, the Company issued 403,215 of its common stock (restricted) to persons/businesses in a private placement.

On January 9, 2003, the Company issued 680,000 of its common stock (restricted) to related parties for services rendered.

On January 10, 2003, the Company issued 205,000 shares of its common stock (restricted) to persons/businesses in a private placement.

On February 19, 2003, the Company issued 50,179 shares of its common stock (restricted) to persons/businesses in a private placement.

On February 19, 2003, the Company issued 40,000 shares of its common stock (restricted) as payment of interest accrued on a promissory note payable.

On March 19, 2003, the Company issued 1,000,000 shares of its common stock (restricted) to a business for services to be rendered.

On March 20, 2003, the Company issued 840,000 shares of its common stock (restricted) to persons/businesses in a private placement.

On March 20, 2003, the Company issued 502,000 shares of its common stock (restricted) to persons/businesses for services.

On March 20, 2003, the Company issued 250,000 shares of its common stock (restricted) as payment of interest accrued on a promissory note payable.

On March 20, 2003, the Company issued 650,000 shares of its common stock (restricted) to its CEO as reimbursement for shares of BFII common stock issued by the CEO from personal holdings to certain shareholders of another company pursuant to an agreement to transfer certain rights to property of that other company to BFII.

On March 18, 2003, the Company issued 2,500,000 shares of its common stock (unrestricted) to persons/businesses for services.

On March 20, 2003, the Company issued 1,500,000 shares of its common stock (restricted) to a stock holder for services.

On April 8, 2003, the Company issued 2,500,000 shares of its common stock (unrestricted) to persons/businesses for services.

On April 9, 2003, the Company entered an agreement to issue 3,000,000 shares of its common stock (restricted) to an investor for $100,000 in cash. The Company and the investor are in negotiations to finalize a major funding package.

On April 10, 2003, the Company issued 80,000 shares of its series A preferred stock (convertible to common at 100:1) in favor of certain officers for services.

On April 11, 2003, the Company issued 60,000 shares of its common stock (restricted) to a business for services to be rendered.

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

ITEM 7. FINANCIAL STATEMENTS

                       BARRINGTON FOODS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                        PAGE NO.

Report of Independent Certified Public Accountants                        F-1

Financial Statements

     Balance Sheet                                                        F-2

     Statements of Operations                                             F-3

     Statement of Stockholders' Deficit                                   F-4

     Statements of Cash Flows                                             F-5

Notes to Financial Statements                                             F-6

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Barrington Foods International, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Barrington Foods International, Inc. (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001 and for the period from December 8, 2000 (Date of Inception of Barrington Foods, International, Inc.) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barrington Foods International, Inc. as of December 31, 2002, and the results of its activities and cash flows for the years ended December 31, 2002 and 2001 and for the period from December 8, 2000 (Date of Inception of Barrington Foods International, Inc.) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


L.L. Bradford & Company, LLC
April 11, 2003
Las Vegas, Nevada

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               DECEMBER 31, 2002

                                     ASSETS

Current assets
  Cash                                                             $      2,503
  Restricted certificate of deposit, net                                     --
  Accounts receivable, net                                               10,285
  Inventory                                                              27,707
                                                                   ------------
    Total current assets                                                 40,495

Fixed assets, net                                                        10,632

Other assets                                                             11,183
                                                                   ------------

Total assets                                                       $     62,310
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                         $    268,850
  Due to related parties                                                491,611
  Other liabilities                                                      75,700
  Notes payable - related parties                                       297,307
                                                                   ------------
    Total current liabilities                                         1,133,468
                                                                   ------------

Total liabilities                                                     1,133,468

Commitments and contingencies                                                --

Stockholders' deficit
  Preferred stock - Series A; $0.001 par value; 1,000,000 shares
    authorized; 96,500 shares issued and outstanding                         97
  Preferred stock - Series B; $0.001 par value; 1,000,000 shares
    authorized; 140,000 shares issued and outstanding                       140
  Preferred stock - Series C; $0.001 par value; 1,000,000 shares
    authorized; no shares issued and outstanding                             --
  Common stock; $0.001 par value; 100,000,000 shares
    authorized; 19,882,717 shares issued and outstanding                 19,883
  Additional paid-in capital                                         11,729,930
  Other receivables, net                                                 (2,750)
  Accumulated deficit                                               (12,818,458)
                                                                   ------------
    Total stockholders' deficit                                      (1,071,158)
                                                                   ------------

                                                                   $     62,310
                                                                   ============

                 See Accompanying Notes to Financial Statements

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                    Year ended December 31,        December 8, 2000
                                                ------------------------------   (Inception) through
                                                    2002              2001        December 31, 2002
                                                ------------      ------------    -----------------
Revenue                                         $     73,456      $         --      $     73,456

Cost of revenue                                       83,565                --            83,565
                                                ------------      ------------      ------------

Gross loss                                           (10,109)               --           (10,109)

Operating expenses
  Depreciation                                         2,340                51             2,391
  Consulting and professional fees                 7,758,787         3,532,908        11,311,695
  Product development costs                           37,370                --            37,370
  Other general and administrative expenses          406,810            70,478           477,288
                                                ------------      ------------      ------------

    Total operating expenses                       8,205,307         3,603,437        11,828,744
                                                ------------      ------------      ------------

Loss from operations                              (8,215,416)       (3,603,437)      (11,838,853)

Other expenses
  E-Bait acquisition cost                                 --           700,000           700,000
  Interest expense                                    99,681            22,924           122,605
  Impairment of intangible asset                     157,000                --           157,000
                                                ------------      ------------      ------------

Loss before provision for income taxes            (8,472,097)       (4,326,361)      (12,818,458)

Provision for income taxes                                --                --                --
                                                ------------      ------------      ------------

Net loss                                        $ (8,472,097)     $ (4,326,361)     $(12,818,458)
                                                ============      ============      ============

Basic and diluted loss per common share         $      (0.76)     $      (2.13)     $      (1.96)
                                                ============      ============      ============
Basic and diluted weighted average
  common shares outstanding                       11,244,204         2,038,000         6,560,419
                                                ============      ============      ============

                 See Accompanying Notes to Financial Statements

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                     Common Stock       Preferred A Series    Preferred B Series
                                 --------------------   ------------------    --------------------
                                   Shares      Amount   Shares      Amount    Shares      Amount
                                 ----------   -------   ------      ------    -------   ----------
Balance at December 8, 2000
  (Inception)                            --   $    --       --      $  --         --    $       --

Issuance of shares to founders
  for services, $0.10               200,000       200       --         --          --           --

Net loss                                 --        --       --         --          --           --
                                 ----------   -------   ------      -----     -------   ----------

Balance, December 31, 2000          200,000       200       --         --          --           --

Issuance of common stock for
  acquisition of E Bait,
  Inc., $0.001                    1,572,015     1,572       --         --          --           --

Issuance of common shares for
  cash, $0.35                       228,000       228       --         --          --           --

Issuance of common stock for
  services, $0.88                 3,830,000     3,830       --         --          --           --

Net loss                                 --        --       --         --          --           --
                                 ----------   -------   ------      -----     -------   ----------

Balance December 31, 2001         5,830,015     5,830       --         --          --           --

Issuance of preferred stock
  in satisfaction of note
  payable, $5.00                         --        --       --         --     140,000          140

Issuance of preferred stock
  for services, $60.00                             --   96,500         97          --           --

Issuance of common stock for
  cash, $0.07                     2,233,702     2,234       --         --          --           --

Issuance of common stock for
  other receivables, $0.07          600,000       600       --         --          --           --

Issuance of common stock for
  property, $0.13                   650,000       650       --         --          --           --

Issuance of common stock for
  services, $0.14                10,379,000    10,379       --         --          --           --

Issuance of common stock in
  satisfaction of notes
  payable-related
  parties, $0.17                    190,000       190       --         --          --           --

Bad debt related to other
  receivable                             --        --       --         --          --           --

Net loss                                 --        --       --         --          --           --
                                 ----------   -------   ------      -----     -------   ----------
Balance December 31, 2002        19,882,717   $19,883   96,500      $  97     140,000   $      140
                                 ==========   =======   ======      =====     =======   ==========


                                                              Accumulated
                                  Additional                Deficit During      Total
                                   Paid-In        Other       Development   Stockholders'
                                   Capital     Receivables       Stage         Deficit
                                 ------------  -----------   ------------    -----------

Balance at December 8, 2000
  (Inception)                    $         --    $     --              --    $        --

Issuance of shares to founders
  for services, $0.10                  19,800          --              --         20,000

Net loss                                   --          --         (20,000)       (20,000)
                                 ------------    --------    ------------    -----------

Balance, December 31, 2000             19,800          --         (20,000)            --

Issuance of common stock for
  acquisition of E Bait,
  Inc., $0.001                         (1,572)         --              --             --

Issuance of common shares for
  cash, $0.35                          80,362          --              --         80,590

Issuance of common stock for
  services, $0.88                   3,352,670          --              --      3,356,500

Net loss                                   --          --      (4,326,361)    (4,326,361)
                                 ------------    --------    ------------    -----------

Balance December 31, 2001           3,451,260          --      (4,346,361)      (889,271)

Issuance of preferred stock
  in satisfaction of note
  payable, $5.00                      699,860          --              --        700,000

Issuance of preferred stock
  for services, $60.00              5,789,903          --              --      5,790,000

Issuance of common stock for
  cash, $0.07                         146,296          --              --        148,530

Issuance of common stock for
  other receivables, $0.07             39,650     (40,250)             --             --

Issuance of common stock for
  property, $0.13                      83,850          --              --         84,500

Issuance of common stock for
  services, $0.14                   1,487,671          --              --      1,498,050

Issuance of common stock in
  satisfaction of notes
  payable-related
  parties, $0.17                       31,440          --              --         31,630

Bad debt related to other
  receivable                               --      37,500              --         37,500

Net loss                                   --          --      (8,472,097)    (8,472,097)
                                 ------------    --------    ------------    -----------
Balance December 31, 2002        $ 11,729,930    $ (2,750)   $(12,818,458)   $(1,071,158)
                                 ============    ========    ============    ===========


                 See Accompanying Notes to Financial Statements

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                     Year ended December 31,       December 8, 2000
                                                                 ------------------------------  (Inception) Through
                                                                     2002              2001       December 31, 2002
                                                                 ------------      ------------      ------------
Cash flows from operating activities:
     Net loss                                                    $ (8,472,097)     $ (4,326,361)     $(12,818,458)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
         Stock based compensation                                   7,288,050         3,356,500        10,664,550
         E-bait acquisition costs                                          --           700,000           700,000
         Depreciation                                                   2,340                51             2,391
         Impairment of intangible assets                              157,000                --           157,000
         Bad debt expense on other receivable                          37,500                --            37,500
     Changes in operating assets and liabilities                           --
         Change in accounts receivable                                (10,285)               --           (10,285)
         Change in prepaid expenses and other current assets              700              (700)               --
         Change in inventory                                          (27,707)               --           (27,707)
         Change in other assets                                       (11,183)               --           (11,183)
         Change in bank overdraft                                        (622)              622                --
         Change in accounts payable and accrued liabilities           207,986            60,864           268,850
         Change in due to related parties                             329,859            77,252           407,111
         Change in other liabilities                                   75,700                --            75,700
                                                                 ------------      ------------      ------------
             Net cash used by operating activities                   (422,759)         (131,772)         (554,531)

Cash flows from investing activities:
     Purchase of fixed assets                                              --            (1,023)           (1,023)
                                                                 ------------      ------------      ------------
             Net cash used in investing activities                         --            (1,023)           (1,023)

Cash flows from financing activities
     Proceeds from notes payable-related parties                      366,006            52,205           418,211
     Principal payments on notes payable-related parties              (89,274)               --           (89,274)
     Proceeds from sale of common stock                               148,530            80,590           229,120
                                                                 ------------      ------------      ------------
             Net cash provided by financing activities                425,262           132,795           558,057

Net change in cash                                                      2,503                --             2,503

Beginning cash balance                                                     --                --                --
                                                                 ------------      ------------      ------------

Ending cash balance                                              $      2,503      $         --      $      2,503
                                                                 ============      ============      ============
Supplemental disclosure of cash flow:
     Cash paid for interest                                      $        100      $         --      $         --
                                                                 ============      ============      ============
     Cash paid for income taxes                                  $         --      $         --      $         --
                                                                 ============      ============      ============
Schedule of non-cash investing and financing activities
     Issuance of 140,000 shares of preferred B series
         stock in satisfaction of note payable                   $    700,000      $         --      $    700,000
                                                                 ============      ============      ============
     Issuance of 600,000 shares of common stock for
         other receivables                                       $     40,250      $         --      $     40,250
                                                                 ============      ============      ============
     Issuance of 650,000 shares of common stock for
         property                                                $     84,500      $         --      $     84,500
                                                                 ============      ============      ============
     Issuance of 190,000 shares of common stock in
         satisfaction of notes payable-related parties           $     31,630      $         --      $     31,630
                                                                 ============      ============      ============

                 See Accompanying Notes to Financial Statements

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

     DESCRIPTION OF BUSINESS - Barrington Foods International, Inc. (hereinafter referred to as the "Company") is a development stage company. The Company is involved in development and distribution of innovative food products. The Company's core product line is soy and dairy based powdered milk products. Currently, the Company's principal product is Pride & Joy, an infant formula. The Company has products in various stages of development, patenting, and distribution.

     HISTORY - Barrington Foods International, Inc., formerly E-Bait, Inc, ("E-Bait") was incorporated in the State of California in February 1999. In August 2001, E-Bait consummated an acquisition and merger agreement (the "Agreement") to acquire all 200,000 shares of outstanding capital stock of Barrington Foods International, Inc. ("BFI"), a Nevada corporation, in exchange for 1,772,015 shares of E-Bait's common stock and a note payable of $700,000 (the "Transaction"), see Note 9. Accordingly, the stockholders of BFI received an additional 1,552, 015 shares of E-Bait's common stock and converted the existing 200,000 shares of BFI's common stock into E-Bait common stock. Prior to the Transaction, E-Bait was a public company with nominal operations, assets, and no liabilities; and BFI was an operational privately held company. The Transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the Transaction is equivalent to the issuance of stock by the privately held company (BFI) for the net monetary assets of the public company (E-Bait), accompanied by a recapitalization. The accounting for the Transaction is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. Accordingly, these financial statements are the historical financial statements of BFI. Barrington Foods International, Inc. was incorporated on December 8, 2000. Therefore, these financial statements reflect activities from December 8, 2000 (Date of Inception for Barrington Foods International, Inc.) and forward.

     In August 2001, the Company's Board of Directors adopted a resolution whereby it approved a 10-to-1 stock split of the issued and outstanding shares of common stock. In December 2001, the company's Board of Directors adopted a resolution whereby it approved a 1-for-10 reverse stock split. Accordingly, the accompanying financial statements have been retroactively restated to reflect the stock splits as if such stock splits occurred as of the Company's date of inception.

     GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $8,472,000 for the year ended December 31, 2002. The Company is in the second year of product development, with an accumulated loss during the development stage of approximately $12,818,000.

     These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

     The Company plans to raise operating capital via debt and equity offerings in order to market and sale their product. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern.

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     FIXED ASSETS - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

     PRODUCT DEVELOPMENT COSTS - Product development expenditures are charged to expenses as incurred.

     ADVERTISING AND MARKETING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.

     INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The Company issued no stock, neither granted warrants or options, to employees for compensation for the years ended 2002 and 2001.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts and estimated fair values of the Company's financial instruments approximate their fair value due to the short-term nature.

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

     NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2002 and 2001 and for the period from December 8, 2000 (Date of Inception) through December 31, 2002, the Company had not granted options and warrants.

     INVENTORY - Substantially all inventory consist of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory.

     NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

     RECLASSIFICATION - The financial statements from 2001 and 2000 reflect certain reclassifications, which have no effect on net income, to conform to classifications in the current year.

2.   RESTRICTED CERTIFICATE OF DEPOSIT, NET

     During October 2002, the Company received a loan totaling $1,000,000 from an unaffiliated company ("Lender"). The Lender required the Company to deposit these funds into a certificate of deposit ("CD") with a foreign bank, which was used as security for the $1,000,000 loan. The Company does not receive interest earned by the CD and is required to make monthly payments of interest-only totaling $2,000. As the Company is restricted from the use of these funds and will not receive any future benefit, the balance totaling $1,010,096, including interest earned of $10,096, has been reported net of the loan balance totaling $1,010,096 as of December 31, 2002. The Company entered into this agreement to assist in obtaining future credit. As discussed in Note 15, during February 2003 the CD was surrender in satisfaction of the loan.

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


3.   FIXED ASSETS

     Fixed assets consist of the following as of December 31, 2002:

          Equipment                                                     $13,023
          Less: accumulated depreciation                                  2,391
                                                                        -------
                                                                        $10,632
                                                                        =======

4.   RELATED PARTY TRANSACTIONS

     ACCOUNTS PAYABLE - RELATED PARTIES - As of December 31, 2002, the Company had accounts payable balances due to stockholders of the Company totaling $84,771.

     DUE TO RELATED PARTIES - Due to related parties consist of the following as of December 31, 2002:

          Unpaid compensation to directors, officers, and affiliates   $251,111
          Unissued stock to stockholders for services                   100,000
          Unissued stock to stockholders for cash received                7,000
          Unissued stock to stockholder for property                     84,500
          Unissued stock to stockholders for other                       49,000
                                                                       --------
                                                                       $491,611
                                                                       ========

     The above due to related parties are unsecured, non-interest bearing, and due on demand.

     From January 2003 through the date of this report, as discussed in Note 15, the Company issued 1,441,429 shares of common stock in satisfaction of due to related parties totaling $164,500.

5.   OTHER LIABILITIES

     Other liabilities totaling $75,700 consists of services performed by consultants as well as cash received from the sale of common stock to investors for which the Company has made or will make a resolution to issue stock. As discussed in Note 15, the Company has issued 1,303,286 shares of common stock subsequent to year-end to satisfy $72,200 of these liabilities through the date of this report.

6.   NOTES PAYABLE-RELATED PARTIES

     Notes payable-related parties consists of the following as of December 31, 2002:

     Note payable to stockholder, unsecured, bearing interest
     at 10% per annum plus $10,000 to be paid in common
     stock, maturing March 2003 (through the date of this report, the Company is in default on this note as a result of
     past due maturities and delinquent interest payments)             $ 130,030

     Note payable to stockholder, unsecured, bearing interest
     at 10% per annum, due on demand                                     115,303

     Note payable to stockholder, unsecured, bearing interest
     at 18% per annum, maturing September 2003                            25,000

     Note payable to stockholder, unsecured, bearing interest
     at 10% per annum, as of December 31, 2002 the Company is in default on this note as a result of past due maturities and
     delinquent interest payments                                         10,000

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

6.   NOTES PAYABLE-RELATED PARTIES (CONTINUED)

     Note payable to stockholder, unsecured, bearing interest
     at 5% compounded monthly, the Company is currently in
     default on this note as a result of past due maturities
     and delinquent interest payments                                      7,481

     Note payable to director and officer, unsecured, bearing
     interest at 10% per annum, due on demand                              5,255

     Note payable to stockholder, unsecured, bearing interest
     at 10% per annum, due on demand                                       2,072

     Note payable to stockholder, unsecured, bearing interest
     at 10% per annum, maturing September 2003                             1,666

     Note payable to former officer, unsecured, bearing interest
     at 10% per annum, maturing September 2003                               500
                                                                       ---------
                                                                       $ 297,307
                                                                       =========

7.   COMMON STOCK

     In December 2000, the Company issued 200,000 shares of common stock to the founders of the Company for services totaling $20,000.

     In August 2001, the Company issued 1,572,015 shares of common stock in consideration of the acquisition of E Bait, Inc., as discussed in Note 1 "History".

     In August 2001, the Company issued 228,000 shares of common stock for cash totaling $80,590.

     In November 2001, the Company retained the services of various individuals and entities for purposes of assisting the Company in its corporate and product development, in addition to legal fees to cover costs and expenses prior to obtaining sufficient capital for operations. These individuals received 30,000 (300,000 common shares of pre-reverse stock split as discussed in Note 1 "History") shares of the Company's common stock as compensation for these services. The Company recognized consulting expense totaling $189,000 related to the issuance of these shares.

     In December 2001, the Company issued 2,600,000 (26,000,000 common shares of pre-reverse stock split as discussed in Note 1 "History") shares of the Company's restricted common stock to its CEO and principal shareholder in lieu of compensation for $2,860,000.

     In December 2001, the Company issued 1,200,000 shares of the Company's common stock to various consultants, valued at $307,500, for services performed.

     In January 2002, the Company issued 200,000 shares of common stock to a stockholder for consulting expense totaling $90,000.

     In February 2002, the Company issued 1,131,000 shares of common stock to various individuals for consulting services and compensation totaling $147,030, of which 420,555 shares relate to directors or stockholders for compensation totaling $54,672.

     In February 2002, the Company issued 15,000 shares of common stock to an individual for a note payable with principal and interest totaling $1,880.

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


7.   COMMON STOCK (CONTINUED)

     In March 2002, the Company issued 400,000 and 150,000 shares of common stock to consultants and a stockholder, respectively, for compensation totaling $68,000 and $25,500.

     In April 2002, the Company issued 500,000 shares of common stock to various stockholders, directors, and officers for compensation totaling $55,000.

     In May 2002, the Company issued 2,075,000 shares of common stock to various individuals for compensation totaling $379,500. Of the total, 850,000 shares were issued to stockholders, directors, and officers for compensation totaling $142,500.

     In May 2002, the Company issued 500,000 shares of common stock for other receivables totaling $37,500. As of December 31, 2002, the Company has established an allowance for doubtful accounts totaling $37,500, however, the Company plans to take necessary actions to collect these funds.

     In May 2002, the Company issued 175,000 shares of common stock to an individual for a note payable with a principal and interest balance of $29,750.

     In July 2002, the Company issued 550,000 and 120,000 shares of common stock to various individuals for services and cash totaling $33,000 and $11,000, respectively.

     In August 2002, the Company issued 1,175,000 and 375,000 shares of common stock to various individual for services and cash totaling $85,500 and $23,500, respectively. Included in the shares issued for services was 5,000 shares valued at $500 issued to a stockholder.

     In September 2002, the Company issued 740,000 shares of common stock to various individuals for cash totaling $41,500.

     In September 2002, the Company issued 1,498,000 shares of common stock to various individuals for services totaling $209,520, of which, 1,100,000 shares were issued to stockholders for services totaling $154,000.

     In September 2002, the Company issued 650,000 shares of common stock to the CEO and director of the Company for the express purpose of purchasing property from a company affiliated with the CEO. The issuance was valued at $84,500.

     In October 2002, the Company issued 305,000 shares of common stock to various individuals for cash totaling $23,000.

     In October 2002, the Company issued 100,000 shares of common stock for other receivables totaling $2,750.

     In December 2002, the Company issued 693,702 shares of common stock to various individuals for cash totaling $49,530.

     In December 2002, the Company issued 2,700,000 shares of common stock to various individuals for services totaling $405,000, of which, 2,450,000 shares were issued to directors, officers, and stockholders for services totaling $367,500.

8.   PREFERRED STOCK - SERIES A

     The Company is authorized to issue 1,000,000 shares of preferred stock, Series A, at par value $0.001 with such terms as determined by the Board of Directors and the corporation prior to their issuance. Each Series A preferred share may be converted into one hundred (100) common shares upon approval by the Board of Directors of the Corporation.

     In January 2002, the Company issued 64,000 and 32,500 shares of preferred stock - series A to the CEO and a consultant, respectively, for consulting services totaling $5,790,000. The value of these services was determined using the fair value of the common stock on the date of the issuance multiplied by the conversion from preferred stock - series A into common stock (1 for 100).

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

9.   PREFERRED STOCK - SERIES B

     The Company is authorized to issue 1,000,000 shares of Series B Preferred stock, at par value of $0.001 with other terms as may be determined prior to their issuance by the Board of Directors. Each Series B preferred share may be converted into two (2) common shares upon approval by the Board of Directors.

     As described in Note 1 "History", the Company acquired the outstanding capital stock of E Bait, Inc. during August 2001 in exchange for 1,572,015 shares and a note payable of $700,000. The Company accounted for the issuance of the 1,572,015 as a decrease to Additional Paid-In Capital at the par value of the common stock and recognized other expense "E-Bait acquisition cost" totaling $700,000 for the note payable. In January 2002, the Company issued 140,000 shares of preferred stock - series B to the former stockholders of E-Bait, Inc. for satisfaction of the note payable totaling $700,000.

10.  PREFERRED STOCK - SERIES C

     The Company is authorized to issue 1,000,000 shares of Series C preferred stock, at par value of $0.001 with other terms as may be determined by the Board of Directors prior to their issuance. As of December 31, 2002, no Series C preferred stock is issued and outstanding.

11.  OTHER RECEIVABLES, NET

     As of December 31, 2002, other receivables totaling $2,750, net of allowance for doubtful accounts of $37,500, represents amounts due from individuals for the issuance of 600,000 shares of common stock, as discussed in Note 7.

12.  IMPAIRMENT OF INTANGIBLE ASSET

     In September 2002, the Company agreed to issue 1,300,000 shares of the Company's common stock to the CEO and director of the Company for the acquisition of equipment and intellectual property valued at $12,000 and $157,000, respectively. During September 2002, the Company issued 650,000 shares of common stock, who subsequently transferred these shares to an entity affiliated with the CEO ("Affiliate"). In addition, the Company recorded a liability of $84,500 reflected as Due to Related Parties for the additional 650,000 shares to be issued to the CEO and director to be transferred to the Affiliate. Due to the related party nature of this transaction, the Company recorded the property at the historical cost rather than fair value of the property. During 2002, the Company determined the intellectual property had no future value and recognized an expense totaling $157,000 for the impairment of intangible asset. As discussed in
     Note 15, the Company issued the 650,000 shares of the Company's common stock in consideration of the $84,500 liability.

13.  INCOME TAXES

     The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

     The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

13.  INCOME TAXES (CONTINUED)

     As of December 31, 2002, the Company had a net operating loss carry forward of approximately $555,000 for federal tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which begins to expire at various times starting in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. To the extent that net operating losses of approximately $555,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                                   December 31,
                                                             -----------------------
                                                                2002         2001
                                                             ----------   ----------
     Net operating loss                                      $  188,541   $   44,802
     Stock based compensation                                 3,625,947    1,148,010
     Other receivable                                            12,750           --
                                                             ----------   ----------
         Total deferred tax assets                            3,827,238    1,192,812
         Less: Valuation allowance for deferred tax assets    3,827,238    1,192,812
                                                             ----------   ----------

         Net deferred tax assets                             $       --   $       --
                                                             ==========   ==========

14.  COMMITMENTS AND CONTINGENCIES

     The Company is obligated under a non-cancelable facility operating lease through September 2004. For the years ended December 31, 2002 and 2001, rent expense was $59,990 and $14,134, respectively.

     Future minimum lease payments required under such operating leases as of December 31, 2002, are as follows:

                    2003                                     $  94,953
                    2004                                        72,556
                                                             ---------
                                                             $ 167,509
                                                             =========

15.  SUBSEQUENT EVENTS

     COMMON STOCK ISSUANCES

     In January 2003, the Company issued 238,000 shares of restricted common stock pursuant to redeeming 5,600 shares of preferred stock held by certain shareholders valued at $28,000.

     In January 2003, the Company issued 800,000 shares of restricted common stock for the purpose of redeeming 18,200 shares of preferred stock valued at $91,000.

     In January 2003, the Company issued 111,429 shares of restricted common stock to satisfy unissued stock to stockholders for cash of due to related parties totaling $7,000.

     In January 2003, the Company issued 224,286 shares of common stock to satisfy other liabilities totaling $17,000.

     In January 2003, the company issued 67,500 shares of common stock for cash totaling $7,450.

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


15.  SUBSEQUENT EVENTS (CONTINUED)

     COMMON STOCK ISSUANCES (CONTINUED)

     In January 2003, the Company issued 680,000 shares of common stock to satisfy unissued stock to stockholders for services of due to related parties totaling $73,000.

     In January 2003, the Company issued 205,000 shares of common stock to satisfy other liabilities totaling $10,500.

     In February 2003, the Company issued 50,179 shares of common stock for cash totaling $ 3,700.

     In February 2003, the Company issued 40,000 shares of common stock valued at $2,400 as payment of interest accrued on a promissory note payable.

     In March 2003, the Company issued 1,000,0000 shares of common stock valued at $ 90,000 for services to be rendered.

     In March 2003, the Company issued 820,000 shares of common stock to satisfy other liabilities totaling $42,000.

     In March 2003, the Company issued 20,000 shares of common stock for cash totaling $1,000.

     In March 2003, the Company issued 54,000 shares of common stock to satisfy other liabilities totaling $2,700.

     In March 2003, the Company issued 4,448,000 shares of common stock valued at $462,540 for services rendered.

     In March 2003, the Company issued 250,000 shares of common stock valued at $30,000 as payment of interest accrued on a promissory note payable.

     In March 2003, the Company issued 650,000 shares of common stock to satisfy unissued stock to stockholder for property of due to related parties totaling $84,500.

     In April 2003 the Company issued 2,560,000 shares of common stock valued at $179,800 for services to be rendered.

     SURRENDER OF RESTRICTED CERTIFICATE OF DEPOSIT

     During February 2003, the Company surrendered the restricted certificate of deposit totaling $1,010,096in exchange for the loan which was reported as a net balance of $-- as of December 31, 2002.

     PREFERRED STOCK - SERIES A ISSUANCES

     In April 2003 the Company issued 80,000 shares of Series A preferred stock to certain officers for services rendered. The stock is convertible to common stock at a ratio of 100-to-1 and is valued at $640,000.

     OTHER LIABILITY

     In April 2003, the Company entered into an agreement whereby the Company received $100,000 in exchange for 3,000,000 shares of the Company's common stock. Through the date of this report, the $100,000 has been received however the shares have not been issued.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the current officers and directors of eCom
Corporation:

Name                       Age          Position(s)
----                       ---          -----------
Rendel Williams             47          Chairman and CEO
Michael A. Kaufmann         56          President


DIRECTORS & MANAGEMENT TEAM

RENDAL WILLIAMS, CEO AND CHAIRMAN OF THE BOARD

Mr. Williams is an experienced senior management professional in the food and beverage industry. He has over 18 years experience in marketing, sales, and executive management positions. Mr. Williams focuses on the day-to-day management of Barrington and its development by working with his team to achieve the goals of Barrington. His management style promotes vigorous interaction among team members and facilitates problem solving.

Mr. Williams also evaluates the various business opportunities of BFII to determine the best course of action for the company. Such opportunities include evaluating new products, joint ventures, acquisitions, and other collaborations that move the company toward its goals.

In addition to strong senior management qualifications, Mr. Williams brings to BFII demonstrated experience in business planning and new products ideas in order to make the company a success.

MICHAEL A. KAUFFMAN, PRESIDENT

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

Mr. Kauffman assists the Company with management, operational, and legal issues.

Currently Mr. Williams and Mr. Kauffman are the only members of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

                                          2002
Name                   Position       Annual Salary                   Stock                     Bonus    Incentives
----                   --------       -------------                   -----                     -----    ----------
Rendal Williams        Chairman/CEO      $120,000        64,000 Shares of Preferred Series A     None       None
                                                      1,850,000 Shares of common

Michael A. Kauffman    President         $ 60,000     1,100,000 Shares of common                 None       None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of BFII outstanding common stock as of December 31, 2002. Each officer and person known by BFII to own beneficially more than 5% of the outstanding BFII common stock is listed in the table. Unless otherwise indicated, to BFII's knowledge all persons listed in the table have sole voting and investment power with respect to the shares of BFII common stock attributed to them except to the extent that authority is shared by spouses under applicable law.

                                              Shares
                                           Beneficially
Name                     Position             Owned        Percent       Class
----                     --------             -----        -------       -----
Rendal Williams      Chairman/CEO           5,330,432         27%       Common
Michael Kauffman     President              1,100,000          6%       Common
Alejo Bemudez        Director of Sales      1,000,000          5%       Common
                                            ---------        ---
                                            7,430,432         38%


The total shares outstanding of BFII common stock at December 31, 2002 is 19,882,717

There are no options, warrants, or rights to purchase BFII securities.

BFII has no parents under the definition of parent. The definition of parent is any person or business entity who controls substantially all (more than 80%) of the common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NO ITEMS TO REPORT

ITEM 13. REFERENCED REPORTS ON FORM 8-K.

NONE

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

Date: April 15, 2003


                                   Barrington Foods International, Inc.
                                   -----------------------------------
                                                Registrant

By: /s/ Rendal Williams
    -----------------------
    Rendal Williams
    Chairman of the Board
    Chief Executive Officer
    Secretary/Treasurer