Form 10QSB
period 2003-03-31
BARRINGTON FOODS INTERNATIONAL INC
filed 2003-05-20
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from ________ to ___________


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

                                 Yes [X] No [ ]

As of May 14, 2003, the issuer had 33,427,111 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements .............................................    4
         Condensed Balance Sheet (unaudited) ..............................    5
         Condensed Statements of Operations (unaudited) ...................    6
         Condensed Statement of Stock Holders' Deficit (unaudited) ........    7
         Condensed Statements of Cash Flows (unaudited) ...................    8
         Notes to Consolidated Financial Statements .......................   11
Item 2.  Management's Plan of Operation ...................................   15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   15

Item 2.  Changes in Securities and Use of Proceeds ........................   15

Item 3.  Defaults upon Senior Securities ..................................   16

Item 4.  Submission of Matters to a Vote of Security Holders ..............   16

Item 5.  Other Information ................................................   16

Item 6.  Exhibits and Reports on Form 8-K .................................   16

Signatures ................................................................   16

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ..........................   17

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 302 ...........................   18

PART I. FINANCIAL INFORMATION

The unaudited consolidated financial statements of registrant for the three months ended March 31, 2003, follow. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PART 1

ITEM 1 FINANCIAL STATEMENTS

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                             $      1,216
  Accounts receivable, net                                                  322
  Inventory                                                              26,528
  Prepaid expense and other current assets                               12,270
                                                                   ------------
    Total current assets                                                 40,336

Fixed assets, net                                                         9,546

Other assets                                                             11,183
                                                                   ------------

Total assets                                                       $     61,065
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                         $    420,056
  Due to related parties                                                379,912
  Other liability                                                         3,500
  Notes payable - related parties                                       328,307
                                                                   ------------
    Total current liabilities                                         1,131,775
                                                                   ------------

Total liabilities                                                     1,131,775

Commitments and contingencies                                                --

Stockholders' deficit
  Preferred stock - Series A; $0.001 par value; 1,000,000 shares
    authorized; 96,500 shares issued and outstanding                         97
  Preferred stock - Series B; $0.001 par value; 1,000,000 shares
    authorized; 140,000 shares issued and outstanding                       140
  Preferred stock - Series C; $0.001 par value; 1,000,000 shares
    authorized; no shares issued and outstanding                             --
  Common stock; $0.001 par value; 100,000,000 shares
    authorized; 29,541,111 shares issued and outstanding                 29,541
  Additional paid-in capital                                         12,644,282
  Other receivable                                                     (119,000)
  Accumulated deficit during development stage                      (13,625,770)
                                                                   ------------
    Total stockholders' deficit                                      (1,070,710)
                                                                   ------------

Total liabilities and stockholders' deficit                        $     61,065
                                                                   ============

                 See Accompanying Notes to Financial Statements

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three months ended March 31,     December 8, 2000
                                              ----------------------------   (Inception) through
                                                  2003            2002          March 31, 2003
                                              ------------    ------------      --------------
Revenue                                       $      8,081    $         --       $     81,537

Cost of revenue                                      7,788              --             91,353
                                              ------------    ------------       ------------

Gross income (loss)                                    293              --             (9,816)

Operating expenses
  Depreciation                                       1,086              85              3,477
  Consulting and professional fees                 511,333         876,298         11,823,028
  Product development costs                             --              --             37,370
  Other general and administrative expenses        245,537          23,530            722,825
                                              ------------    ------------       ------------

    Total operating expenses                       757,956         899,913         12,586,700
                                              ------------    ------------       ------------

Loss from operations                              (757,663)       (899,913)       (12,596,516)

Other expenses
  E-Bait acquisition cost                               --              --            700,000
  Interest expense                                  49,649          13,500            172,254
  Impairment of intangible asset                        --              --            157,000
                                              ------------    ------------       ------------

Loss before provision for income taxes            (807,312)       (913,413)       (13,625,770)

Provision for income taxes                              --              --                 --
                                              ------------    ------------       ------------

Net loss                                      $   (807,312)   $   (913,413)      $(13,625,770)
                                              ============    ============       ============

Basic and diluted loss per common share       $      (0.04)   $      (0.14)      $      (1.47)
                                              ============    ============       ============

Basic and diluted weighted average
  common shares outstanding                     22,988,420       6,642,345          9,270,297
                                              ============    ============       ============

                 See Accompanying Notes to Financial Statements

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                        Preferred A Series        Preferred B Series            Common Stock
                                                     -----------------------   -----------------------   ---------------------------
                                                       Shares       Amount       Shares       Amount        Shares         Amount
                                                     ----------   ----------   ----------   ----------   ------------   ------------
Balance December 31, 2002                                96,500   $       97      140,000   $      140     19,882,717   $     19,883

Issuance of common stock for cash, $0.09                     --           --           --           --        137,679            138

Issuance of common stock in satisfaction of due to
  related parties, weighted average price of $0.11           --           --           --           --      1,441,429          1,441

Issuance of common stock for interest on notes
  payable, weighted average price of $0.11                   --           --           --           --        290,000            290

Issuance of common stock in satisfaction of other
  liabilities, weighted average price of $0.06               --           --           --           --      1,303,286          1,303

Issuance of common stock for other receivable
  related to redemption of preferred stock, $0.11            --           --           --           --      1,038,000          1,038

Issuance of common stock for services, weighted
  average price of $0.10                                     --           --           --           --      5,448,000          5,448

Receipt of cash for other receivable                         --           --           --           --             --             --

Net loss                                                     --           --           --           --             --             --
                                                     ----------   ----------   ----------   ----------   ------------   ------------

Balance March 31, 2003                                   96,500   $       97      140,000   $      140     29,541,111   $     29,541
                                                     ==========   ==========   ==========   ==========   ============   ============

                                                                                    Accumulated
                                                      Additional                  Deficit During       Total
                                                       Paid-In         Other        Development     Stockholders'
                                                       Capital       Receivable        Stage           Deficit
                                                     ------------   ------------    ------------    ------------
Balance December 31, 2002                            $ 11,729,930   $     (2,750)   $(12,818,458)   $ (1,071,158)

Issuance of common stock for cash, $0.09                   12,012             --              --          12,150

Issuance of common stock in satisfaction of due to
  related parties, weighted average price of $0.11        163,059             --              --         164,500

Issuance of common stock for interest on notes
  payable, weighted average price of $0.11                 32,110             --              --          32,400

Issuance of common stock in satisfaction of other
  liabilities, weighted average price of $0.06             70,897             --              --          72,200

Issuance of common stock for other receivable
  related to redemption of preferred stock, $0.11         117,962       (119,000)             --              --

Issuance of common stock for services, weighted
  average price of $0.10                                  518,312             --              --         523,760

Receipt of cash for other receivable                           --          2,750              --           2,750

Net loss                                                       --             --        (807,312)       (807,312)
                                                     ------------   ------------    ------------    ------------

Balance March 31, 2003                               $ 12,644,282   $   (119,000)   $(13,625,770)   $ (1,070,710)
                                                     ============   ============    ============    ============

                 See Accompanying Notes to Financial Statements

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three months ended March 31,     December 8, 2000
                                                           ----------------------------   (Inception) Through
                                                               2003            2002          March 31, 2003
                                                           ------------    ------------      --------------
Cash flows from operating activities:
  Net loss                                                 $   (807,312)   $   (913,413)      $(13,625,770)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Stock based compensation                                    556,160         815,749         11,220,710
    E-bait acquisition costs                                         --              --            700,000
    Depreciation                                                  1,086              85              3,477
    Impairment of intangible assets                                  --              --            157,000
    Bad debt expense on other receivable                             --              --             37,500
  Changes in operating assets and liabilities
    Change in accounts receivable                                 9,963              --               (322)
    Change in inventory                                           1,179              --            (26,528)
    Change in prepaid expenses and other current assets         (12,270)         (5,890)           (12,270)
    Change in other assets                                           --              --            (11,183)
    Change in bank overdraft                                         --            (455)                --
    Change in accounts payable and accrued liabilities          151,206          61,351            420,056
    Change in due to related parties                             52,801              --            459,912
    Change in other liabilities                                      --              --             75,700
                                                           ------------    ------------       ------------
         Net cash used by operating activities                  (47,187)        (42,573)          (601,718)

Cash flows from investing activities:
  Purchase of fixed assets                                           --          (4,000)            (1,023)
                                                           ------------    ------------       ------------
         Net cash used in investing activities                       --          (4,000)            (1,023)

Cash flows from financing activities
  Proceeds from notes payable-related parties                    44,200          46,573            462,411
  Principal payments on notes payable-related parties           (13,200)             --           (102,474)
  Proceeds from sale of common stock                             12,150              --            241,270
  Change in other receivable                                      2,750              --              2,750
                                                           ------------    ------------       ------------
         Net cash provided by financing activities               45,900          46,573            603,957

Net change in cash                                               (1,287)             --              1,216

Beginning cash balance                                            2,503              --                 --
                                                           ------------    ------------       ------------

Ending cash balance                                        $      1,216    $         --       $      1,216
                                                           ============    ============       ============

Supplemental disclosure of cash flow:
  Cash paid for interest                                   $         --    $         --       $         --
                                                           ============    ============       ============
  Cash paid for income taxes                               $         --    $         --       $         --
                                                           ============    ============       ============

Schedule of non-cash investing and financing activities
  Issuance of 140,000 shares of preferred B series
    stock in satisfaction of note payable                  $         --    $    700,000       $    700,000
                                                           ============    ============       ============
  Issuance of 1,441,429 shares of common stock in
    satisfaction of due to related parties                 $    164,500    $         --       $    164,500
                                                           ============    ============       ============
  Issuance of 1,303,286 shares of common stock in
    satisfaction of other liabilities                      $     72,200    $         --       $     72,200
                                                           ============    ============       ============
  Issuance of 1,038,000 shares of common stock for other
    receivable related to redemption of preferred stock    $    119,000    $         --       $    119,000
                                                           ============    ============       ============

                 See Accompanying Notes to Financial Statements

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2002 of Barrington Foods International, Inc. (the "Company").

     The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of
     Barrington Foods International, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   EMPLOYEE STOCK BASED COMPENSATION

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2003 and 2002, and for the period from December 8, 2000 (Inception) through March 31, 2003.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends

                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

3.   RESTRICTED CERTIFICATE OF DEPOSIT, NET

     During October 2002, the Company received a loan totaling $1,000,000 from an unaffiliated company ("Lender"). The Lender required the Company to deposit these funds into a certificate of deposit ("CD") with a foreign bank, which was used as security for the $1,000,000 loan. The Company does not receive interest earned by the CD and is required to make monthly payments of interest-only totaling $2,000. As the Company is restricted from the use of these funds and will not receive any future benefit, the balance totaling $1,010,096, including interest earned of $10,096, has been reported net of the loan balance totaling $1,010,096 as of December 31, 2002. The Company entered into this agreement to assist in obtaining future credit. During February 2003 the CD was surrendered in satisfaction of the loan.

4.   RELATED PARTY TRANSACTIONS

     ACCOUNTS PAYABLE - related parties - As of March 31, 2003, the Company had accounts payable balances due to stockholders of the Company totaling $89,817.

     DUE TO RELATED PARTIES - Due to related parties consist of the following as of December 31, 2002:

     Unpaid compensation to directors, officers, and affiliates    $303,912
     Unissued stock to stockholders for services                     27,000
     Unissued stock to stockholder for other                         49,000
                                                                   --------
                                                                   $379,912
                                                                   ========

     The above due to related parties are unsecured, non-interest bearing, and due on demand.

     During January 2003, the Company issued 791,429 shares of common stock in satisfaction of due to related parties totaling $80,000.

     During March 2003, the Company issued 650,000 shares of common stock in satisfaction of due to related parties totaling $84,500.

     OTHER RECEIVABLE - In January 2003, the Company issued 1,038,000 shares of restricted common stock pursuant to redeeming 23,800 shares of preferred B series stock held by certain stockholders valued at $119,000. The Company recorded the transaction as an other receivable due to the fact that the preferred shares have not been returned by the stockholders as of March 31, 2003.

5.   GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no significant operating revenue and incurred a net loss of approximately $807,000 for the three months ended March 31, 2003. The Company is in the third year of product development, with an accumulated loss during the development stage of approximately $13,626,000.

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

                       BARRINGTON FOODS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The Company plans to raise operating capital via debt and equity offerings in order to market and sale their product. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern.

6.   SUBSEQUENT EVENTS

     ISSUANCE OF COMMON STOCK - During April 2003 the Company issued 2,560,000 shares of common stock valued at $179,800 for services.

     During May 2003 the Company issued 800,000 shares of common stock valued at $64,000 as payment of interest on a promissory note payable.

     During May 2003 the Company issued 476,000 shares of common stock pursuant to redeeming 7,000 shares of preferred stock held by certain stockholders valued at $35,000.

     During May 2003 the Company issued 50,000 shares of common stock valued at $4,000 for services. $98,940 for services.

     ISSUANCE OF SERIES A PREFERRED STOCK - During April 2003, the Company issued 80,000 shares of Series A preferred stock to certain officers for services rendered. The stock is convertible to common stock at a ratio of 100-to-1 and is valued at $640,000.

     AGREEMENT TO ISSUE COMMON STOCK - During April 2003, the Company received $100,000 in exchange for an agreement to issue 3,000,000 shares of the Company's common stock. The 3,000,000 shares have not been issued as of the date of the filing of the March 2003 Form 10-QSB

     LETTER OF INTENT - During April 2003, the Company signed a Letter of Intent to Acquire Olive Denk (the "Letter"), a private California corporation that under an exclusive license, markets and sells certain products of an Italian corporation. Based on the Letter, the Company will perform a due diligence evaluation of all assets of Olive Denk, tangible and intangible, including appreciation or depreciation. The agreed upon evaluation will be incorporated into the final acquisition agreement.

     Under the Letter, the Company will acquire 100% of the equity in Olive Denk through the issuance of the Company's common stock based on the final agreed-upon valuation. The number of shares issued will be calculated using the average closing price in the previous 20 trading days of the Company's common stock.

     Should certain issues make an acquisition of Olive Denk not worthwhile, the Company will explore the option to acquire certain assets and liabilities of Olive Denk.

ITEM 2 MANAGEMENT'S PLAN OF OPERATION

GENERAL

Barrington Foods International, Inc. (BFII) is a start-up company that began developing its products in 2000. Light sales activity began in the second quarter of 2002 and have continued. Sales in 2002 were $73,456. During the three months ended March 31, 2003 sales were $8,081. Consulting and professional fees expense from inception through March 31, 2003 is primarily attributable to issuances of stock. BFII had limited resources for cash outlay from inception through March 31, 2003. During 2002 and 2003, BFII has engaged in activities to raise capital through both debt and equity financing. BFII is currently negotiating a major financing agreement which management expects to close by June 30, 2003. Management believes it is necessary to raise a minimum of $720,000 available cash to continue operations for the twelve months beginning April 2003. In April 2003 the first $100,000 was contributed by a stockholder in a purchase of restricted shares of common stock. Management expects sales levels will consistently increase through the fourth quarter of 2003 and continue into 2004.

During the three months ended March 31, 2003, the Company incurred a net loss of $807,312, or losses of $0.04, per share.

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

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2003, the Company had an accumulated deficit of $13,625,770.
The Company expects that its operating expenses will increase significantly, especially as it fine-tunes its business plan. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's independent auditor issued an explanatory paragraph as to their substantial doubt as to the Company's ability to continue as a going concern, in their Audit Report for the financial statements of December 31, 2002. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern.

RESULTS OF OPERATIONS

As a developmental stage Company, the Company generated no revenues from its inception through March of 2002. Limited sales began in April 2002 and continued through March 2003.

In September 2002, the Company completed its first sale in Latin America. Based upon contacts with distributors in the region it is reasonably anticipated that increasing, sales will be achieved in the fourth quarter 2003 and beyond. The
Company is currently completing negotiations with two domestic national retailers to distribute BFII products. Final arrangements are being made to set up products exhibits and sampling (tasting) in select stores of those retailers in the third quarter of 2003.

BFII is negotiating an alliance with a distributor in Southeast Asia. BFII and the distributor are planning to form a joint venture. Shipments of BFII product to Southeast Asia should begin in mid 2003. In addition, this alliance provides opportunities for BFII to import products (such as jack fruit and coffee) for distribution in the United States and other countries.

Although the Company has achieved limited sales in the first quarter 2003, various activities occurred which moved the Company towards its objectives. The activities include product development, market development, and creation of vendor/customer relationships. The staff and consultants continued to move forward with positive results. The quarter's activities were financed primarily through advances from related parties and sales of restricted stock. Management will continue to obtain short term bridge financing through sale of restricted stock and advances from related parties until a major funding agreement is completed.

LIQUIDITY AND CAPITAL RESOURCES

In January 2003, BFII (the Company), issued 1,038,000 shares of restricted common stock pursuant to redeeming 23,800 shares of preferred stock held by certain shareholders valued at $119,000.

In January 2003, the Company issued 791,429 shares of restricted common stock to satisfy obligations due to related parties totaling $80,000.

In January 2003, the Company issued 429,286 shares of restricted common stock to satisfy other liabilities totaling $27,500.

In January 2003, the Company issued 67,500 shares of restricted common stock for cash totaling $7,450.

In February 2003, the Company issued 50,179 shares of restricted common stock for cash totaling $3,700.

In February 2003, the Company issued 40,000 shares of restricted common stock valued at $2,400 as payment of interest on a promissory note payable.

In March 2003, the Company issued 5,448,000 shares of common stock valued at $523,760 for services to be rendered.

In March 2003, the Company issued 874,000 shares of restricted common stock to satisfy other liabilities totaling $44,700.

In March 2003, the Company issued 20,000 shares of restricted common stock for cash totaling $1,000.

In March 2003, the Company issued 250,000 shares of restricted common stock valued at $30,000 as payment of interest accrued on a promissory note payable.

In March 2003, the Company issued 650,000 shares of restricted common stock to satisfy an obligations due to related parties totaling $84,500.

In April 2003, the Company issued 2,560,000 shares of common stock valued at $179,800 for services rendered.

In April 2003, the Company issued 80,000 shares of Series A preferred stock to certain officers for services rendered. The stock is convertible to common stock at a ratio of 100:1 and is valued at $640,000.

In May 2003, the Company issued 800,000 shares of restricted common stock valued at $64,000 as payment of interest on a promissory note payable.

In May 2003, the Company issued 50,000 shares of restricted common stock valued at $4,000 for services rendered.

In May 2003, the Company issued 476,000 shares of restricted common stock to replace 238,000 shares or unrestricted stock transferred by a stock holder to other stock holders pursuant to an agreement to redeem 7,000 shares of preferred stock valued at $35,000.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to commence certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate adequate business volume for the Company to become profitable.

EMPLOYEES

The Company currently has ten (10) employees of which two are officers of the Company. The employees serve in administrative and selling functions.

MARKET FOR COMPANY'S COMMON STOCK

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2003, BFII (the Company), issued 1,038,000 shares of restricted common stock pursuant to redeeming 23,800 shares of preferred stock held by certain shareholders valued at $119,000.

In January 2003, the Company issued 791,429 shares of restricted common stock to satisfy obligations due to related parties totaling $80,000.

In January 2003, the Company issued 429,286 shares of restricted common stock to satisfy other liabilities totaling $27,500.

In January 2003, the Company issued 67,500 shares of restricted common stock for cash totaling $7,450.

In February 2003, the Company issued 50,179 shares of restricted common stock for cash totaling $3,700.

In February 2003, the Company issued 40,000 shares of restricted common stock valued at $2,400 as payment of interest on a promissory note payable.

In March 2003, the Company issued 5,448,000 shares of common stock valued at $523,760 for services to be rendered.

In March 2003, the Company issued 874,000 shares of restricted common stock to satisfy other liabilities totaling $44,700.

In March 2003, the Company issued 20,000 shares of restricted common stock for cash totaling $1,000.

In March 2003, the Company issued 250,000 shares of restricted common stock valued at $30,000 as payment of interest accrued on a promissory note payable.

In March 2003, the Company issued 650,000 shares of restricted common stock to satisfy an obligations due to related parties totaling $84,500.

In April 2003, the Company issued 2,560,000 shares of common stock valued at $179,800 for services rendered.

In April 2003, the Company issued 80,000 shares of Series A preferred stock to certain officers for services rendered. The stock is convertible to common stock at a ratio of 100:1 and is valued at $640,000.

In May 2003, the Company issued 800,000 shares of restricted common stock valued at $64,000 as payment of interest on a promissory note payable.

In May 2003, the Company issued 50,000 shares of restricted common stock valued at $4,000 for services rendered.

In May 2003, the Company issued 476,000 shares of restricted common stock to replace 238,000 shares or unrestricted stock transferred by a stock holder to other stock holders pursuant to an agreement to redeem 7,000 shares of preferred stock valued at $35,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.          DOCUMENT DESCRIPTION
  ---          --------------------
  (1)          Certification of Chief Executive Officer

(b) REPORTS ON FORM 8-K

Barrington filed a report on Form 8-K March 5, 2003 to report a change in certifying accountants. Effective February 28, 2003 the Company decided to replace Stonefield Josephson, Inc (SJI) with L.L. Bradford & Co. LLC (LLBC) to act as the Company's independent certified public accountants. SJI did not perform an audit but performed quarterly reviews. The predecessor to SJI, Merdinger, Fruchter, Rosen, & Corso, P.C. (MFRC) performed the audit of the December 2001 annual financial statements. LLBC performed the audit of the December 2002 annual financial statements. The reports of MFRC for the fiscal year did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of Merdinger, Fruchter, Rosen & Company, P.C. for the fiscal year was qualified with respect to uncertainty as to the Company's ability to continue as a going concern.

During the two most recent fiscal years and subsequent interim period, the Company did not consult with LLBC regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 14, 2003.


                             Barrington Foods International, Inc.
                             -----------------------------------
                                        Registrant

By: /s/ Rendal Williams
-----------------------
Rendal Williams
Chairman of the Board
Chief Executive Officer
Secretary/Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Barrington Foods International, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By: /s/ Rendal Williams                       Date May 14, 2003
    ------------------------                       ------------
    Rendal Williams
    Chief Executive Officer
    Chief Financial Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

I, Rendal Williams, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Barrington Foods International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                           By: /s/ Rendal Williams
                                                 -------------------
                                                 Chief Executive Officer
                                                 Chief Financial Officer