Form 10QSB
period 2003-06-30
BARRINGTON FOODS INTERNATIONAL INC
filed 2003-09-24
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-QSB

                         (Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2003

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

                       Yes [X] No [ ]

As of September 22, 2003, the issuer had 50,012,837 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes [ ]  No [X]

                      TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................3
         Condensed Balance Sheet (unaudited)..............................4
         Condensed Statements of Operations (unaudited)...................5
         Condensed Statement of Stock Holders' Deficit (unaudited)........6
         Condensed Statements of Cash Flows (unaudited)...................7
         Notes to Consolidated Financial Statements.......................8

Item 2.  Management's Plan of Operation...................................10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................11

Item 2.  Changes in Securities and Use of Proceeds........................11

Item 3.  Defaults upon Senior Securities..................................12

Item 4.  Submission of Matters to a Vote of Security Holders..............13

Item 5.  Other Information................................................14

Item 6.  Exhibits and Reports on Form 8-K.................................15

Signatures................................................................16

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 .........................17

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 302 ..........................18

PART I FINANCIAL INFORMATION



                     BARRINGTON FOODS INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)


                                    ASSETS

Current assets
 Cash                                                       $           --
 Accounts receivable, net                                              321
 Inventory                                                          26,528
                                                             ----------------
  Total current assets                                              26,849

Fixed assets, net                                                    8,409

Other assets                                                        10,483
                                                             ----------------

Total assets                                                $       45,741
                                                             ================
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Bank overdraft                                             $       58,579
 Accounts payable and accrued liabilities                          291,562
 Due to related parties                                            508,825
 Other liability                                                   103,500
 Notes payable - related parties                                   319,307
                                                             ----------------
  Total current liabilities                                      1,281,773
                                                             ----------------

Total liabilities                                                1,281,773

Commitments and contingencies                                           --

Stockholders' deficit
 Preferred stock - Series A; $0.001 par value; 1,000,000 shares
  authorized; 112,500 shares issued and outstanding                    113
 Preferred stock - Series B; $0.001 par value; 1,000,000 shares
  authorized; 140,000 shares issued and outstanding                    140
 Preferred stock - Series C; $0.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding                          --
 Common stock; $0.001 par value; 100,000,000 shares
  authorized; 42,127,111 shares issued and outstanding              42,127
 Additional paid-in capital                                     13,588,120
 Other receivable                                                 (149,940)
 Accumulated deficit during development stage                  (14,716,592)
                                                             ----------------
  Total stockholders' deficit                                   (1,236,032)
                                                             ----------------

Total liabilities and stockholders' deficit                 $       45,741
                                                             ================


          See Accompanying Notes to Condensed Financial Statements

                     BARRINGTON FOODS INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                                                                      December 8, 2000
                                            Three months ended June 30,    Six months ended June 30,   (Inception)
                                                                                                         through
                                                  2003           2002           2003           2002    June 30, 2003
                                           -------------  -------------  -------------  -------------  --------------

Revenue                                    $        145   $     21,025   $      8,226   $     21,025   $     81,682

Cost of revenue                                  12,287         27,261         20,075         27,261        103,640
                                           -------------  -------------  -------------  -------------  --------------

Gross loss                                      (12,142)        (6,236)       (11,849)        (6,236)       (21,958)

Operating expenses
  Depreciation                                    1,137             --          2,223             85          4,614
  Consulting and professional fees              959,829      5,782,295      1,471,162      6,658,593     12,782,857
  Product development costs                          --         96,362             --         96,362         37,370
  Other general and administrative expenses      35,214         89,513        280,751        113,043        758,039
                                           -------------  -------------  -------------  -------------  --------------

    Total operating expenses                    996,180      5,968,170      1,754,136      6,868,083     13,582,880
                                           -------------  -------------  -------------  -------------  --------------

Loss from operations                         (1,008,322)    (5,974,406)    (1,765,985)    (6,874,319)   (13,604,838)

Other expenses
  E-Bait acquisition cost                            --             --             --             --        700,000
  Interest expense                               82,500         34,192        132,149         47,692        254,754
  Impairment of intangible asset                     --             --             --             --        157,000
                                           -------------  -------------  -------------  -------------  --------------

Loss before provision for income taxes       (1,090,822)    (6,008,598)    (1,898,134)    (6,922,011)   (14,716,592)

Provision for income taxes                           --             --             --             --             --
                                           -------------  -------------  -------------  -------------  --------------

Net loss                                   $ (1,090,822)  $ (6,008,598)  $ (1,898,134)  $ (6,922,011)  $(14,716,592)
                                           =============  =============  =============  =============  ==============

Basic and diluted loss per common share    $      (0.03)  $      (0.64)  $      (0.06)  $      (0.89)  $      (1.67)
                                           =============  =============  =============  =============  ==============
Basic and diluted weighted average
  common shares outstanding                  39,310,012      9,473,268     31,725,534      7,862,004      8,852,986
					   =============  =============  =============  =============  ==============



          See Accompanying Notes to Condensed Financial Statements

                     BARRINGTON FOODS INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                (UNAUDITED)


                                                                                                           Accumulated
                                                                                                             Deficit      Total
                               Preferred      Preferred                            Additional                During      Stock-
                               A Series       B Series          Common Stock        Paid-In     Other      Development   holders'
                            Shares  Amount  Shares   Amount   Shares     Amount     Capital    Receivable    Stage       Deficit
                           -------- ------ -------- ------- ----------- -------- ------------- ----------  -----------  ----------

Balance December 31, 2002   96,500  $  97  140,000  $  140  19,882,717  $ 19,883 $ 11,729,930  $ (2,750) $(12,818,458)$(1,071,158)


Issuance of preferred A
series stock for services,
$7.00                       80,000     80       --      --          --        --      559,920        --            --     560,000

Issuance of common stock
for cash, $0.09                 --     --       --      --     137,679       138       12,012        --            --      12,150

Issuance of common stock in
satisfaction of due to
related parties, weighted
average price of $0.11          --     --       --      --   1,441,429     1,441      163,059        --            --     164,500

Issuance of common stock for
interest on notes
payable, weighted average
price of $0.09                  --     --       --      --   1,090,000     1,090       95,310        --            --      96,400

Issuance of common stock in
satisfaction of other
liabilities, weighted average
price of $0.06                  --     --       --      --   1,303,286     1,303       70,897        --            --      72,200

Issuance of common stock for
other receivable
related to redemption of
preferred stock, $0.10          --     --       --      --   1,514,000     1,514      148,426  (149,940)           --          --

Issuance of common stock for
services, weighted
average price of $0.08
                                --     --       --      --  10,358,000    10,358      814,902        --            --     825,260

Receipt of cash for other
receivable                      --     --       --      --          --        --           --     2,750            --       2,750

Conversion of preferred A
series stock into common
stock                      (64,000)  (64)       --      --   6,400,000     6,400      (6,336)        --            --          --

Net loss
                                --     --       --      --          --        --           --        --    (1,898,134) (1,898,134)
                           -------- ------ -------- ------- ----------- -------- ------------- ----------  -----------   ---------
Balance June 30, 2003      112,500  $ 113  140,000  $  140  42,127,111  $ 42,127 $ 13,588,120 $(149,940) $(14,716,592)$(1,236,032)
                           ======== ====== ======== ======= =========== ======== ============= ==========  ===========   =========




          See Accompanying Notes to Condensed Financial Statements

                     BARRINGTON FOODS INTERNATIONAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                                                                       December 8, 2000
                                                           Six months ended June 30,     (Inception)
                                                                                            Through
                                                                2003          2002       June 30, 2003
                                                         --------------  ------------   -----------------

Cash flows from operating activities:
  Net loss                                               $ (1,898,134)   (6,922,011)     (14,716,592)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock based compensation                                1,481,660     6,575,790       12,146,210
    E-bait acquisition costs                                       --            --          700,000
    Depreciation                                                2,223            85            4,614
    Impairment of intangible assets                                --            --          157,000
    Bad debt expense on other receivable                           --        64,000           37,500
  Changes in operating assets and liabilities
    Change in accounts receivable                               9,964       (20,757)            (321)
    Change in inventory                                         1,179            --          (26,528)
    Change in prepaid expenses and other
  current assets                                                   --        (3,819)              --
    Change in other assets                                        700            --          (10,483)
    Change in bank overdraft                                   58,579        19,400           58,579
    Change in accounts payable and accrued liabilities         22,712        34,872          291,562
    Change in other liabilities                               100,000            --          175,700
                                                         --------------  ------------   -----------------
       Net cash used by operating activities                 (221,117)     (252,440)      (1,182,759)

Cash flows from investing activities:
  Purchase of fixed assets                                         --            --           (1,023)
                                                         --------------  ------------   -----------------
       Net cash used in investing activities                       --            --           (1,023)


Cash flows from financing activities
  Change in due to related parties                            181,714       113,323          588,825
  Proceeds from notes payable-related parties                  37,000       172,955          455,211
  Principal payments on notes payable-related parties         (15,000)      (33,838)        (104,274)
  Proceeds from sale of common stock                           12,150            --          241,270
  Change in other receivable                                    2,750            --            2,750
                                                         --------------  ------------   -----------------
       Net cash provided by financing activities              218,614       252,440        1,183,782

Net change in cash                                             (2,503)           --               --

Beginning cash balance                                          2,503            --               --
                                                         --------------  ------------   -----------------

Ending cash balance                                         $      --     $      --       $       --

                                                         ==============  ============   =================
Supplemental disclosure of cash flow:
  Cash paid for interest                                    $      --     $      --       $       --
                                                         ==============  ============   =================
  Cash paid for income taxes                                $      --     $      --       $       --
                                                         ==============  ============   =================

Schedule of non-cash investing and financing activities
  Issuance of 140,000 shares of preferred B series
    stock in satisfaction of note payable                   $      --     $ 700,000       $  700,000
  Issuance of 175,000 shares of common stock in          ==============  ============   =================
    satisfaction of note payable                            $      --     $  29,750       $   29,750
  Issuance of 1,441,429 shares of common stock in        ==============  ============   =================
    satisfaction of due to related parties                  $ 164,500     $      --       $  164,500
  Issuance of 1,303,286 shares of common stock in        ==============  ============   =================
    satisfaction of other liabilities                       $  72,200     $      --       $   72,200
  Issuance of 1,514,000 shares of common stock for other ==============  ============   =================
    receivable related to redemption of preferred stock     $ 149,940            --          149,940
                                                         ==============  ============   =================



          See Accompanying Notes to Condensed Financial Statements

               BARRINGTON FOODS INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)


1.BASIS OF PRESENTATION

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

  The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.EMPLOYEE STOCK BASED COMPENSATION

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

  The Company issued no stock and granted no warrants or options to employees for compensation for the six months ended June 30, 2003 and 2002, and for the period from December 8, 2000 (Inception) through June 30, 2003.

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

3.RESTRICTED CERTIFICATE OF DEPOSIT, NET

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

               BARRINGTON FOODS INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)


4.   OTHER LIABILITIES

  During April 2003, the Company received $100,000 in exchange for an agreement to issue 3,000,000 shares of the Company's common stock. The Company recorded a liability for the unissued shares which is reflected as part of other liabilities totaling $103,500.

5.   RELATED PARTY TRANSACTIONS

  Accounts payable - related parties - As of June 30, 2003, the Company had accounts payable balances due to stockholders of the Company totaling $78,748.

  Due to related parties - Due to related parties consist of the following as of December 31, 2002:

     Unpaid compensation to directors, officers, and affiliates   $ 354,077
     Reimbursable expenses to directors, officers, and affiliates    78,748
     Unissued stock to stockholders for services                     27,000
     Unissued stock to stockholder for other                         49,000
                                                                  ----------
                                                                   $508,825

  The above due to related parties are unsecured, non-interest bearing, and due on demand.

  During  January 2003, the Company issued 791,429 shares of common
  stock   in  satisfaction  of  due  to  related  parties  totaling
  $80,000.

  During  March 2003, the Company issued 650,000 shares  of  common
  stock   in  satisfaction  of  due  to  related  parties  totaling
  $84,500. During March 2003, an officer and stockholder of the Company converted 64,000 shares of preferred A series stock into 6,400,000 shares of common stock.

  Other receivable - In January 2003, the Company issued 1,038,000 shares of restricted common stock pursuant to redeeming 23,800 shares  of  preferred B series stock held by certain stockholders
  valued  at  $119,000.   In May 2003, the Company  issued  476,000
  shares  of  restricted common stock pursuant to  redeeming  7,000 shares  of  preferred B series stock held by certain stockholders valued at $30,940. The Company recorded the transactions as other receivables due to the fact that the preferred shares have not been returned by the stockholders as of June 30, 2003.

6.GOING CONCERN

  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no significant operating revenue and incurred a net loss of approximately $1,898,000 for the six months ended June 30, 2003. The Company is in the third year of product development, with an accumulated loss during the development stage of approximately $14,717,000.

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

               BARRINGTON FOODS INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)


7.SUBSEQUENT EVENTS

  Issuance of common stock - During August 2003 the Company issued 250,000 shares of common stock valued at $5,000 for cash.

  During August 2003 the Company issued 6,456,976 shares of common stock valued at $144,759 for services.

  During August 2003 the Company issued 908,750 shares of common stock valued at $18,185 as payment of interest on notes payable-related parties.

  During September 2003 the Company issued 270,000 shares of common stock valued at $2,700 for services.

ITEM 2 MANAGEMENT'S PLAN OF OPERATION

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

GENERAL

Barrington Foods International, Inc. is in the business of producing and distributing various food products to customers world wide. The Company's primary products are a line of soy based powdered milk products, including an infant formula. Other products include a line of protein drinks and juice crystals, toothpastes, soaps, shampoos, and commodities such as bulk coffee and sugar. The Company plans on developing other products when both short term and long term funding allow. Presently, the Company has not engaged in any research and development during this quarter.

The focus market for the Company's products are developing nations worldwide. The Company believes that, given the fact that 70% of the world's population is lactose intolerant, its soy based powdered milk products can become staples for developing countries. Further, the Company believes that its products, in powdered form, are suitable to shipping and long term storage without the need for refrigeration, which many developing countries do not have. The Company believes that soy based products provide many nutritional benefits, such as lowering cholesterol, and are attractive to large segments of not only the developing world, but all developed nations.

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

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $1,898,000 for the six months ended June 30, 2003. The Company is in the third year of product development, with an accumulated loss during the development stage of approximately $14,717,000.

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

Since its inception the Company has had limited resources for operating capital, and has relied heavily on debt and equity financing. The Company is currently in negotiations to close a major financing agreement that it previously reported on Form 10-QSB, for the quarter ended March 31, 2003, to close on June 30, 2003. However, negotiations are ongoing and the funding agreement has not yet closed. The Company expects to close this agreement during the next quarter, and will report results on either the next Quarterly report or on a Current Report on Form 8-K, as events warrant.

Management determined it necessary to raise a minimum of $720,000 available cash to continue operations for the twelve months beginning April 2003. In April 2003 the first $100,000 was contributed by a stockholder in a purchase of 3,000,000 restricted shares of common stock. As of the date of this filing, the 3,000,000 shares have not been issued and have been reflected as part of other liabilities totaling $103,500. Management expects sales levels will consistently increase through the fourth quarter of 2003 and continue into 2004.

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

RESULTS OF OPERATIONS

As a developmental stage Company, the Company generated no revenues from its inception through March of 2002. Limited sales began in April 2002 and continued through June, 2003.

In September 2002, the Company completed its first sale in Latin
America. Based upon contacts with distributors in the region it is reasonably anticipated that increasing, sales will be achieved in the fourth quarter
2003 and beyond.  The Company  is  currently  completing   negotiations  with
two domestic national retailers to distribute BFII products. Final arrangements are being made to set up products exhibits and sampling (tasting) in select stores of those retailers in the third quarter of 2003. However, developing this relationship is contingent upon the Company acquiring adequate short and long term funding to manufacture and sell its products.

The Company is negotiating an alliance with a distributor in Southeast Asia. The Company and the distributor are planning to form a joint venture whereby the Company's products would be shipped for distribution and sale to countries including Viet Nam, and its joint venture partner's products, including soups, coffee and jack fruit, would be exported to the United States for sale by the Company. Execution of this strategy is still in development and also contingent upon the Company acquiring adequate financing.

Although the Company has achieved very limited sales in the first and second quarters of 2003, various activities occurred which moved the Company towards its objectives. The activities include market development, and creation of vendor/customer relationships. The staff and consultants continued to move forward with positive results. The quarter's activities were financed primarily through advances from related parties and sales of restricted stock. Management will continue to obtain short term bridge financing through sale of restricted stock and advances from related parties until a major funding agreement is completed.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had unpaid compensation to directors, officers and affiliates in the sum of $354,077 and reimbursable expenses to directors, officers and affiliates of $78,748.

The Company also had obligations to issue stock to shareholders for services of 27,700 shares and to another shareholder for 49,000 shares. The above due to related parties are unsecured, non-interest bearing, and due on demand.

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

In May 2003, the Company issued 476,000 shares of restricted common stock pursuant to redeeming 7,000 shares of preferred B series stock held by certain stockholders valued at $30,940. The Company recorded the transactions as other receivables due to the fact that the preferred shares have not been returned by the stockholders as of June 30, 2003.

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


CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to June 30, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2003, an officer and stockholder of the Company converted 64,000 shares of preferred A series stock into 6,400,000 shares of common stock.

In April 2003, the Company issued 2,560,000 shares of common stock valued at $179,500 for services rendered.

In April 2003, the Company issued 80,000 shares of Series A preferred stock to certain officers for services rendered. The stock is convertible to common stock at a ratio of 100:1 and is valued at $560,000.

In May 2003, the Company issued 800,000 shares of restricted common stock valued at $64,000 as payment of interest on a promissory note payable.

In May 2003, the Company issued 50,000 shares of restricted common stock valued at $4,000 for services rendered.

In May 2003, the Company issued 476,000 shares of restricted common stock to replace 238,000 shares or unrestricted stock transferred by a stock holder to other stock holders pursuant to an agreement to redeem 7,000 shares of preferred stock valued at $30,940.

In June, 2003, the Company issued 2,300,000 shares of common stock valued at $140,000 for services to be rendered.

 In August 2003, the Company  issued
  250,000 shares of common stock valued at $5,000 for cash.

  In August 2003 the Company issued 6,456,976 shares of common stock valued at $144,759 for services.

  In August 2003 the Company issued 908,750 shares of common stock valued at $18,185 as payment of interest on notes payable-related parties.

  In September 2003 the Company issued 270,000 shares of common stock valued at $2,700 for services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.          DOCUMENT DESCRIPTION
  ---          --------------------
  (1)          Certification of Chief Executive Officer



(b) REPORTS ON FORM 8-K

On September 3, 2003, the Company filed a Form 8-K current report to clarify where its principal executive offices are located, as the address of record in the Company's SEC file is not current.

                           SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: September 22, 2003.


                             Barrington Foods International, Inc.
                             -----------------------------------
                                        Registrant

By: /s/ Rendal Williams
-----------------------
Rendal Williams
Chairman of the Board
Chief Executive Officer
Secretary/Treasurer

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Barrington Foods
International, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By: /s/ Rendal Williams                       Date September 22, 2003
    ------------------------
    Rendal Williams
    Chief Executive Officer
    Chief Financial Officer

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


Date: September 22, 2003                      By: /s/ Rendal Williams
                                                 -------------------
                                                 Chief Executive Officer
                                                 Chief Financial Officer