Form 10QSB
period 2003-09-30
BARRINGTON FOODS INTERNATIONAL INC
filed 2003-12-24
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-QSB

                         (Mark One)

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2003

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

                       Yes [X] No [ ]

As of December 24, 2003, the issuer had 46,822,216 shares of common stock issued and outstanding.

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

Item 4.  Submission of Matters to a Vote of Security Holders..............13

Item 5.  Other Information................................................14

Item 6.  Exhibits and Reports on Form 8-K.................................15

Signatures................................................................16

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ..................... Ex 31

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 302 .......................Ex 32

PART I FINANCIAL INFORMATION



                     BARRINGTON FOODS INTERNATIONAL, INC.

                        (A DEVELOPMENT STAGE COMPANY)

                               BALANCE SHEET


                                                              September 30,
Assets                                                            2003
                                                             ----------------
Current assets:
 Cash and equivalents                                       $            0
 Accounts receivable, net                                              321
 Inventory                                                          26,528
                                                             ----------------
  Total current assets                                              26,849

Fixed assets, net                                                    7,272
Deposits                                                             9,152
                                                             ----------------
                                                            $       43,273
                                                             ================

Liabilities and Stockholders' (Deficit)

Current liabilities:
 Bank overdraft                                             $       28,110
 Accounts payable and accrued liabilities                          361,532
 Due to related parties                                            562,305
 Other liability                                                   103,500
 Notes payable - related parties                                   319,307
                                                             ----------------
  Total current liabilities                                      1,374,754
                                                             ----------------

Commitments and contingencies                                        9,700

Stockholders' deficit
 Preferred stock - Series A; $0.001 par value; 1,000,000 shares
  authorized; 112,500 shares issued and outstanding                    113
 Preferred stock - Series B; $0.001 par value; 1,000,000 shares
  authorized; 140,000 shares issued and outstanding                    140
 Preferred stock - Series C; $0.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding                           -
 Common stock; $0.001 par value; 100,000,000 shares
  authorized; 46,822,216 shares issued and outstanding              46,822
 Additional paid-in capital                                     13,688,475
 Other receivable                                                 (149,940)
 (Deficit) accumulated during development stage                (14,926,791)
                                                             ----------------
                                                                (1,341,181)
                                                             ----------------
                                                            $       43,273
                                                             ================


 The accompanying notes are an integral part of these financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.

                        (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF OPERATIONS



                                                                                                      December 8, 2000
                                                 Three months ended            Nine months ended       (Inception) to
                                                     September 30,                 September 30,        September 30,
                                                  2003           2002           2003           2002         2003
                                           -------------  -------------  -------------  -------------  --------------

Revenue                                    $          -   $      8,264   $      8,226   $     29,289   $     81,682
Cost of goods sold                                    -         12,800         20,075         40,061        103,640
                                           -------------  -------------  -------------  -------------  --------------
Gross profit                                          -        (4,536)       (11,849)       (10,772)       (21,958)

Expenses:
  General and administrative expenses            36,737        172,454        317,488        286,497        794,776
  Depreciation                                    1,137          1,170          3,360          1,255          5,751
  Consulting and professional fees               89,825        493,467      1,560,987      7,152,060     12,872,682
  Product development                                 -         13,508              -        109,870         37,370
                                           -------------  -------------  -------------  -------------  --------------
    Total expenses                              127,699        680,599      1,881,835      7,549,682     13,710,579
                                           -------------  -------------  -------------  -------------  --------------

Net (loss) from operations                     (127,699)      (685,135)    (1,893,684)    (7,560,454)   (13,732,537)
Other expenses
  E-Bait acquisition cost                             -              -              -              -        700,000
  Interest expense                               82,500         15,600        214,649         62,292        337,254
  Impairment of intangible asset                      -              -              -              -        157,000
                                           -------------  -------------  -------------  -------------  --------------

Net (loss)                                 $   (210,199)  $ (  700,735)  $ (2,108,333)  $ (7,622,746)  $(14,926,791)
                                           =============  =============  =============  =============  ==============

Weighted average number of
 common shares outstanding -
 basic and fully diluted                     44,474,664     12,276,411     33,352,467      9,325,502
                                           =============  =============  =============  =============
Net (loss) per share -
  basic and fully diluted                         (0.00)         (0.06)         (0.06)         (0.82)
					   =============  =============  =============  =============



The accompanying notes are an integral part of these financial statements.

                     BARRINGTON FOODS INTERNATIONAL, INC.

                        (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF CASH FLOWS




                                                                                        December 8, 2000
                                                                  Nine months            (Inception) to
                                                                  September 30,           September 30,
                                                                2003          2002            2003
                                                         --------------  ------------   -----------------

Cash flows from operating activities:
  Net (loss)                                            $  (2,108,333)  $(7,622,746)    $(14,926,791)
  Depreciation                                                  3,360         1,255            5,751
  Shares issued for services                                1,560,987     6,989,510       12,275,276
  E-bait acquisition costs                                          -             -          700,000
  Impairment of intangible assets                                   -             -          157,000
  Bad debt expense on other receivable                              -       100,751                -
  Discount on sale of stock to investors                            -        74,300                -
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  (Increase) decrease in accounts receivable                    9,964        (7,980)            (321)
  (Increase) decrease in inventory                              1,179             -          (26,528)
  (Increase) in prepaid expenses and other current assets           -       (43,712)
  Decrease (increase) in deposits                               2,031        (3,368)          (2,031)
  Increase in accounts payable and accrued liabilities         92,682        81,936          361,532
  Increase in other liabilities                                37,500             -          103,500
                                                         --------------  ------------   -----------------
Net cash (used) by operating activities                      (400,630)     (430,054)      (1,352,612)
                                                         --------------  ------------   -----------------

Cash flows from investing activities
  Purchase of fixed assets                                          -       (12,000)        (12,000)
                                                         --------------  ------------   -----------------
Net cash (used) by investing activities                             -       (12,000)        (12,000)
                                                         --------------  ------------   -----------------

Cash flows from financing activities
  Bank overdraft                                               28,110          (622)          28,110
  Change in due to related parties                            190,777       158,511          562,305
  Payment on notes payable-related parties                    (15,000)      (52,116)        (119,274)
  Proceeds from notes payable-related parties                  22,000       287,810          477,211
  Change in other receivable                                  147,190             -          149,940
  Proceeds from sale of common stock                           25,050       126,000          266,320
                                                         --------------  ------------   -----------------
Net cash provided by financing activities                     398,127       519,583        1,364,612
                                                         --------------  ------------   -----------------

Net increase (decrease) in cash                                (2,503)       77,529                -
Cash - beginning                                                2,503             -                -
                                                         --------------  ------------   -----------------
Cash - ending                                               $       -     $  77,529       $        -
                                                         ==============  ============   =================

Supplemental disclosures:
  Interest paid                                             $       -     $       -       $        -
                                                         ==============  ============   =================
  Income taxes paid                                         $       -     $       -       $        -
                                                         ==============  ============   =================
  Non-cash transactions:
  140,000 shares of Preferred B stock for note payable      $       -     $ 700,000       $  700,000
                                                         ==============  ============   =================
  175,000 shares of common stock for note payable           $       -     $  29,750       $   29,750
                                                         ==============  ============   =================
  1,441,429 shares of common stock for related parties      $ 164,500     $       -       $  164,500
                                                         ==============  ============   =================
  1,303,286 shares of common stock for other liabilities    $  72,200     $       -       $   72,200
                                                         ==============  ============   =================
  1,514,000 shares of common stock for
    receivable for redemption of preferred stock            $ 149,940             -          149,940
                                                         ==============  ============   =================



The accompanying notes are an integral part of these financial statements.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company issued no stock and granted no warrants or options to employees for compensation for the nine months ended
September 30, 2003 and 2002, and for the period from December 8, 2000 (Inception) through September 30, 2003.

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

5.   RELATED PARTY TRANSACTIONS

Due to related parties - Due to related parties consist of the following as of December 31, 2002:

 Unpaid  compensation to directors, officers, and affiliates    $ 407,557
 Reimbursable expenses to directors, officers, and affiliates      78,748
 Unissued stock to stockholders for services                       27,000
 Unissued stock to stockholder for other                           49,000
                                                                -----------
                                                                $ 562,305

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

Other receivable - In January 2003, the Company issued 1,038,000 shares of restricted common stock pursuant to redeeming 23,800 shares  of  preferred B series stock held by certain stockholders
valued  at  $119,000.   In May 2003, the Company  issued  476,000
shares  of  restricted common stock pursuant to  redeeming  7,000 shares  of  preferred B series stock held by certain stockholders valued at $30,940. The Company recorded the transactions as other receivables due to the fact that the preferred shares have not been returned by the stockholders as of September 30, 2003.

6.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no significant operating revenue and incurred a net loss of approximately $2,108,333 for the nine months ended September 30, 2003. The Company is in the third year of product development, with an accumulated loss during the development stage of approximately $14,926,791.

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

               BARRINGTON FOODS INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)



7.  SHAREHOLDERS' EQUITY

Issuance of common stock -

During July 2003 the Company issued 1,000,000 shares of common stock for services valued at $30,000.

During August 2003 the Company issued 2,500,000 shares of common stock for services valued at $50,000.

During   August  2003  the Company issued  1,195,105  shares   of
common stock for cash totaling $25,050.

ITEM 2 MANAGEMENT'S PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and,
(iii) the  Company's   financing   plans.   Investors are cautioned
that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such Factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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


GENERAL/DESCRIPTION OF BUSINESS

Barrington Foods International, Inc. is in the business of producing and distributing various food products to world-wide customers. The Company's primary products are a line of soy based powdered beverage products, including an infant formula. Other products include a line of protein drinks and juice crystals, toothpastes, soaps, shampoos, and commodities such as bulk coffee and sugar. The Company plans on developing other products when both short term and long term funding allow. Presently, the Company has not engaged in any research and development during this quarter. The Company has not developed or publicly released any new products or services during the quarter.

The Company's focus market for its products are developing nations worldwide. The Company believes that, given the fact that 70% of the world's population is lactose intolerant, its soy based powdered milk products can become staples for developing countries. Further, the Company believes that its products, in powdered form, are suitable to shipping and long term storage without the need for refrigeration, which many developing countries do not have. The Company believes that soy based products provide many nutritional benefits, such as lowering cholesterol, and are attractive to large segments of not only the developing world, but all developed nations.

The highly publicized endorsement by the Food and Drug Administration in 1999 that soy protein helps to lower cholesterol gained notice among consumers. Consumer demand for all organic products is growing-and the leading brands of soy-based products are made with organic soybeans. The Company intends to investigate exploiting this interest since the overall organic products market is estimated at $5.8 billion and experts predict 17 percent growth for at least the next three years.

Additionally, the Company expects that other related health concerns may buoy its business plans. Lactose intolerance extends across all ethnic groups and appears to increase with age. The percentages of people older than 40 who are lactose intolerant break down as follows:
African-Americans, 70 percent; Asians, 70 percent; Hispanics, 60 percent; Caucasians, 40 percent. Soy based food products are ideal for this increasing target market. Further, as the female population ages, more women will be looking for products such as soy milk to help them reduce osteoporosis risk and buffer the effects of menopause. Lastly, environmental consciousness is growing among consumers, and people are recognizing that soybeans are an important renewable resource that contributes to healthy lifestyles.

The Company operates in a highly competitive market both nationally and worldwide. The leading manufacturers of products similar to the Company's are, according to the United States Department of
Agriculture: Carnation, Mead-Johnson, and Ross, who have infiltrated approximately 75% of all markets in the United States and have a competitive dominance with worldwide clients. These three corporations control 80% of the worldwide market. By contrast, the Company is still a fledgling and is trying to gain sufficient financing in order to obtain a position in the developing worldwide market.

The Company relies upon three major components in its business: First is the growing and harvesting of soy beans from which its products are made; Second is the manufacturing process whereby the raw beans are processed into powdered consumable food products; and, Third are the individual worldwide developing countries and their governments that impose various rules, regulations and laws respecting the importation of foodstuffs. Each component carries with it significant risks to the ability of the Company to carry on its business. For example, the ability of the Company to produce its soy based products at all is wholly contingent upon crop production, a factor the Company has no control over. Further, a customer in a developing country may have restrictive rules, regulations or laws in place that protect a developing country's own soy bean farmers, and thereby make it prohibitively difficult for the Company to sell its products to in country vendors. To the extent necessary, the Company will have to comply with prospective worldwide customers that may require adherence with foreign laws and regulations unknown to the Company at this time that may have the ultimate effect of significantly restricting or eliminating the Company's ability to conduct business in those developing countries. There may also be significant costs suffered by the Company in complying with these laws, regulations and rules that are unknown at this time.

In September 2002, the Company completed its first sale in Latin America. Based upon contacts with distributors in the region, the Company reasonably anticipated that increasing sales would be achieved in the fourth quarter of 2003 and beyond. However, these sales have not materialized. The Company is currently attempting to further negotiations with two domestic national retailers to distribute BFII products. Final arrangements have not been made, but are continuing with the hopes that product exhibits and sampling (tasting) in select stores of those retailers can occur in 2004. However, developing this relationship is contingent upon the Company acquiring adequate short and long term funding to manufacture and sell its products.

BFII is negotiating an alliance with a distributor in Southeast Asia. BFII and the distributor are planning to form a joint venture whereby the Company's products would be shipped for distribution and sale to countries including Viet Nam, and its joint venture partner's products, including soups, coffee and jack fruit, would be exported to the United States for sale by the Company. Execution of this strategy is still in development and also contingent upon the Company acquiring adequate financing.

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

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Since its inception the Company has had limited resources for operating capital, and has relied heavily on debt and equity financing. The Company has, since its first quarterly report for fiscal year 2003 on Form 10Q-SB, reported its ongoing efforts to obtain financing-both short and long term. However, the Company has not arranged for any short or long term funding to date, although it is still actively pursuing any and all possible funding sources. As of the date of this Filing, the Company has no adequate funding to carry on business or implement its business plan.

Management determined it necessary to raise a minimum of $720,000 available cash to continue operations for the twelve months beginning April 2003. In April 2003 the first $100,000 was contributed by a stockholder in a purchase of restricted shares of common stock. The Company has not raised the remaining cash to date. While the Company expected sales levels to increase during the last quarter of fiscal year 2003 and into 2004, Management is of the opinion that until adequate financing is acquired-both short and long term- its ability to implement its business plan and remain a going concern is in doubt.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $210,199 for the three months ended September 30, 2003, compared with a net loss of $700,735 for the three months ended September 30, 2002. The Company is in the third year of product development, with an accumulated net loss during the development stage of approximately $14,926,791.

Although the Company has achieved very limited sales, various activities occurred which moved the Company towards its objectives. The activities include market development, and creation of vendor/customer relationships. The staff and consultants continued to move forward with positive results. The quarter's activities were financed primarily through advances from related parties and sales of restricted stock. Presently, the Company has $562,305 due to related parties and $319,307 due on notes payable to related parties. The $562,305 is comprised of unpaid compensation to directors, officers, and affiliates; Reimbursable expenses to directors, officers, and affiliates; Unissued stock to stockholders for services; and Unissued stock to stockholder for other items. The Company will try to continue to obtain short term bridge financing through sale of restricted stock and advances from related parties until a major funding agreement is completed.

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

In January 2003, the Company issued 1,038,000 shares of restricted common stock pursuant to redeeming 23,800 shares of preferred B series stock held by certain stockholders valued at $119,000. In May 2003, the Company issued 476,000 shares of restricted common stock pursuant to redeeming 7,000 shares of preferred B series stock held by certain stockholders valued at $30,940. The Company recorded the transactions as other receivables due to the fact that the preferred shares have not been returned by the stockholders as of September 30, 2003.

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

EMPLOYEES

The Company currently has four (4) employees of which two are officers of the Company. The employees serve in administrative and selling functions. As of the last quarterly filing, the Company employed ten
(10) employees.

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

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to September 30, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-
14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

CRITICAL ACCOUNTING POLICIES

The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT
CRITICAL ACCOUNTING POLICIES"  ("FRR  60"),   suggesting  companies
provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During July 2003 the Company issued 1,000,000 shares of common stock for services valued at $30,000.

During August 2003 the Company issued 2,500,000 shares of common stock for services valued at $50,000.

During   August  2003 the Company issued 1,195,105 shares   of   common
stock for cash totaling $25,050.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2003, no matters were submitted to the
Company's security holders.

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

On December 22, 2003, the Company filed a Form 8-K current report to advise of its dismissal of L.L. Bradford & Company, LLC as its principal independent auditor [hereafter L.L. Bradford] effective December 18, 2003, and its retention of Beckstead & Watts, LLP [hereafter Beckstead] as its independent auditor for the fiscal year ended December 31, 2003. The Board of Directors of the Company and the Company's Audit Committee approved of the dismissal of L.L. Bradford and the engagement of Beckstead, as its independent auditor. None of the reports of L.L. Bradford on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and L.L. Bradford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of L.L. Bradford, would have caused them to make reference to the subject matter of the disagreement in connection with its reports.

                         SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: December 24, 2003.


                             Barrington Foods International, Inc.
                             -----------------------------------
                                        Registrant

By: /s/ Rendal Williams
-----------------------
Rendal Williams
Chairman of the Board
Chief Executive Officer
Secretary/Treasurer