Form 10KSB
period 2003-12-31
U S CANADIAN MINERALS INC
filed 2004-04-19
CIK 1104194

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           For the transition period from ___________ to ___________


                          U.S. Canadian Minerals, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Nevada                        0-25523                       33-0843633
---------------              ----------------            ----------------------
State or other               (Commission File            (I.R.S. Identification
urisdiction of               Number)                      Number)
ncorporation)


             3960 Howard Hughes Pkwy. 5th Floor, Las Vegas, NV 89109
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

             Registrant's Phone: (702) 990-3623 Fax: (702) 990-3624

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:       Name of each exchange on which registered:
           None                                           None

         Securities registered under Section 12(g) of the Exchange Act:

        Common Stock, par value $.001, 55,643,654 shares of common stock
                      Outstanding as of December 31, 2003.
                                (Title of class)


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

As of December 31, 2003, the issuer had 55,643,654 shares of common stock outstanding; 96,500 shares of Series "A" Preferred Stock outstanding, Par Value $0.001; and 140,000 shares of Series "B" Preferred Stock outstanding, Par Value $0.001.

Transitional Small Business Disclosure Format check one: Yes [ ]  No [X]

CONTENTS

PART NUMBER                                                          PAGE NUMBER

PART I

  Item 1.  Description of Business                                         4
  Item 2.  Description of Property                                         8
  Item 3.  Legal Proceedings                                               8
  Item 4.  Submission of Matters to Vote of Security Holders               8

PART II

  Item 5. Market for Common Equity and Shareholder Matters                 8
  Item 6.  Management's Discussion and Analysis                            8
  Item 7.  Financial Statements                                           12
  Item 8.  Changes In and Disagreements with Accountants                  13
  Item 8A. Controls and Procedures                                        14

PART III

  Item 9.  Directors and Officers                                         14
  Item 10. Executive Compensation                                         15
  Item 11. Security Ownership of Certain Beneficial Owners                15
  Item 12. Certain Relationships and Related Transactions                 15
  Item 13. Reports on Form 8-K                                            15
  Item 14. Principal Accountant Fees and Services                         16

SIGNATURES                                                                17

EXHIBITS                                                                  18

     Exhibit 1 (Certification of Chief Executive Officer)

                           FORWARD-LOOKING STATEMENTS

This Form 10-KSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Form and Year of Organization.

The Company was incorporated in California on February 4, 1999, as E-Bait, Inc. ("E-Bait"), with authorized capital of fifty million (50,000,000) shares of common stock, par value $0.001 per share. Pursuant to an Acquisition Agreement dated as of August 17, 2001 between E-Bait, a California corporation, and Barrington International Marketing, Inc., ("BIMI") a Nevada corporation, where all the outstanding shares of common stock of Barrington were exchanged for one-million seven hundred seventy-two thousand and fifteen (1,772,015) shares of Rule 144 restricted common stock of E-Bait. The Company changed its name to Barrington Foods International, Inc. and changed its domicile from California to Nevada based on management's plans to headquarter the Company in Nevada. The Company subsequently amended the Articles of Incorporation authorizing an additional 50,000,000 shares of common stock at $0.001/share. In addition the Company authorized one million shares each of three separate series of preferred stock (A, B, C). On January 2, 2004, the Company changed its name to U.S. Canadian Minerals, Inc.

Any Bankruptcy, Receivership or Similar Proceeding; Material Reclassifications.

The Company has not filed for bankruptcy, nor has it been the subject of a receivership or similar proceeding. The Company has not had any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business during this reporting period. However, the Company has made certain business acquisitions as subsequent events in 2004 that are discussed below.

Business of the Issuer; Principal Products & Their Markets.

U.S. Canadian Minerals, Inc. [hereafter referred to as the "Company"] underwent significant changes in its business operations during December 2003 and during the first quarter of 2004. Throughout 2003, the Company did business under the name Barrington Foods International, Inc. The Company's business focused on producing and distributing various food and consumer products to developing nations worldwide. The Company's strategy was based upon significant population growth in many developing countries that resulted in these countries being unable to supply food products and otherwise meet the nutritional needs of its citizens. Consequently, the Company's business plan was directed to capitalize on the increasing demands for international trade to ensure a dependable supply of quality disease-free food products. These products included soy based powdered beverage products, including an infant formula, soy milk, skim milk, whole milk, lactose free milk, bulk milk, and other flavored milk products. Other products included a line of protein drinks and juice crystals, toothpastes, soaps, shampoos, and commodities such as bulk coffee and sugar.

A developing new rationale for the Company's business during 2003 was based upon the fact that 70% of the world's population is lactose intolerant, and the Company's soy based powdered milk products were thought to have a good chance of becoming staples for developing countries. Further, the Company believed that its products, in powdered form, were suitable to shipping and long term storage without the need for refrigeration, which many developing countries did not have. The Company believed that soy based products provided many nutritional benefits, such as lowering cholesterol, and were attractive to large segments of not only the developing world-but all developed nations.

In 1999 the U.S. Food and Drug Administration publicly endorsed soy protein as a means of helping to reduce cholesterol. Consumer demand for all organic products grew in 2003-and the leading brands of soy-based products were made with organic soybeans. The Company intended to investigate exploiting this interest since the overall organic products market is estimated at $5.8 billion and experts predicted 17 percent growth for at least the next three years.

Additionally, the Company expected that other consumer related health concerns provided a basis for and advanced its business plans during 2003. Lactose intolerance extended across all ethnic groups and appeared to increase with age. The percentages of people older than 40 who were lactose intolerant during 2002-2003 broke down as follows: African-Americans, 70 percent; Asians, 70 percent; Hispanics, 60 percent; Caucasians, 40 percent. Soy based food products were ideal for this increasing target market. Further, the Company believed as the female population aged, more women would be looking for products such as soymilk to help them reduce risks of osteoporosis and buffer the effects of menopause. Lastly, environmental consciousness was growing among consumers, and people were recognizing that soybeans are an important renewable resource that contributes to healthy lifestyles.

Distribution Methods.

The Company marketed its products through the creation of strategic distribution alliances with food distributors in Central America, Southeast Asia, Vietnam and the U.S. Capitalizing on the Most-Favored-Nation Trade Agreement with Vietnam, the Company established a market through an agreement with American Service and Trading Company ("American") in March 2002. American is a Vietnamese marketing and distribution company with an extensive distribution network established throughout the country. American agreed to purchase the Company's main products, including "Pride and Joy" (an infant formula), lactose free milk, powdered soy products, and other products. In September 2002, the Company completed its first sale in Latin America. Based upon contacts with distributors in the region, the Company anticipated that increasing sales would be achieved in the fourth quarter 2003 and beyond. The Company also negotiated with two domestic national retailers to distribute the Company's products. Product exhibits and sampling (tasting) in select stores occurred in the third quarter of 2003.

During 2002 and 2003, the Company unsuccessfully sought capital to establish a processing plant in Vietnam, and considered entering into a joint venture with an existing Vietnamese distribution company. During 2003, the Company also unsuccessfully negotiated for the purchase of a percentage of a private distribution business that the Company believed would provide it with a network for selling the Company's products to large retail and grocery chains. Throughout 2003, the Company continually sought to establish new strategic alliances and develop those it presently held.

Competitive Business Conditions.

Throughout 2003, the Company operated in a highly competitive market both nationally and worldwide. The leading manufacturers of products similar to the Company's were, according to the United States Department of Agriculture:
Carnation, Mead-Johnson, and Ross, who infiltrated approximately 75% of all markets in the United States and have a competitive dominance with worldwide clients. These three corporations control 80% of the worldwide market for soy based food products. By contrast, the Company was still a start up developing stage company that throughout 2003 tried to gain sufficient financing in order to obtain a position in the developing worldwide market and exploit the strategic international alliances it held.

The Company relied upon three independent and critical components in executing its 2003 business plan: First was the growing and harvesting of soy beans from which its proprietary formulas were made; Second was the manufacturing process whereby the raw beans were processed into powdered consumable food products; and, Third were the individual worldwide developing countries and their governments that impose various rules, regulations and laws respecting the importation of foodstuffs. Each component carried with it significant risks to the ability of the Company to carry on its business. For example, the ability of the Company to produce its soy based products was wholly contingent upon crop production, a factor the Company had no control over. Further, a customer in a developing country may have restrictive rules, regulations or laws in place that protected a developing country's own soy bean farmers, and thereby made it prohibitively difficult for the Company to sell its products to in country vendors. To the extent necessary, the Company had to comply with prospective worldwide customers that required adherence with foreign laws and regulations unknown to the Company that had the ultimate effect of significantly restricting or eliminating the Company's ability to promote, market and conduct business in some developing countries. There were also significant costs suffered by the Company in prospectively complying with these laws, regulations and rules.

By developing proprietary products, the Company expected such initiatives to offer quality control, a low cost of goods, and a brand image to pursue a customer base that is loyal to the Company's products. As manufacturing relationships are developed or facilities are built or purchased, the Company would become more vertically integrated through the ownership of proprietary products, its manufacture, and the wholesale distribution.

Sources & Availability of Raw Materials; Industry Review.

The Company's 2003 business plan centered on the introduction of three major product groups that each targeted different markets. The Company offered a line of high quality nutritional beverages using proprietary formulas made with organic non-GMO (genetically modified organisms) sold through grocery stores, health food stores, and other distributors primarily in North America. The second line of products, were referred to as basic nutrition products. These products were designed to provide basic nutritional needs in markets throughout the world. These proprietary formulas balanced the need for low cost with the need to provide basic minimum nutritional standards. Finally, the Company planned on continuing to develop affiliations with food manufacturers to provide other food products to markets throughout the world that will be under the Company's private label.

Industry Overview.

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

The demand for these powdered milk products grew and continues to grow. In emerging nations, especially within Central and South America and Asia, powdered milk and powdered milk substitute products are the largest sector and fluid milk products are a distant second. Here, sales of powdered milk products and powdered milk substitute products outsell fluid milk products by an 8 to 1 ratio.

During 2003 the Company used contract firms to obtain, manufacture and distribute its principal products. Due to the fact that the Company was [and remains] in the development stage of its business, it did not rely upon one source for any of its principal products, but negotiated on a case by case basis with the major soy growers and after-harvest manufacturers worldwide.

Patents, Trademarks, Licenses, Franchises.

The Company regards substantial elements of its brands and its underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company entered into confidentiality agreements with its employees, suppliers and consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and finances.

Governmental Approval/Regulation.

Throughout 2003, the Company has had to comply with various governmental regulations both national and international. These various rules, which also include international treaties and conventions, have had a material impact on the Company's ability to promote its business, core principal products and establish strategic international alliances. The Company, both as to its past business in 2003 and its prospective business [discussed below], could be subject to national and international environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. The inability to ascertain the effect of government regulation on a prospective business activity presents a risk to the Company.

Research and Development Activities.

During 2003, and owing to the development stage status of the Company, it has not carried on or spent any money in research and development activities. This has posed a substantial risk during 2003 in restricting the Company from identifying potential new products, achieving market acceptance, or achieve revenue growth and profits.

Personnel.

The Company employed as many as three persons from January through August, 2003; one in the capacity of Director of Sales and two office personnel. Due to continuing financing problems during 2003, those employees were terminated. Presently, the Company has no employees. The Company's performance and success is dependent on management's ability to develop, create and execute strategies for the company.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

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

Reports to Security Holders.

The Company is a fully reporting Company under the Securities and Exchange Acts, and files mandatory and discretionary reports through the electronic Edgar System. These registration statements and other filings are available to all stockholders and may be through the SEC internet site that contains reports, proxy and information statements, and other information regarding the Company. The internet web site is http://www.sec.gov. The various filings include annual and quarterly reports on Form 10-K SB and 10-Q SB, as well as current reports on Form 8-K.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company rents its principal executive and business offices at 3960 Howard Hughes Pkwy. 5th Floor, Las Vegas, NV 89109 The rental includes reception, meeting and administrative facilities The term of the rental agreement is month to month and the rent is $250.00 per month. During 2003 the Company did not own any real property, nor did it have any investment policies in place with respect to the following investments: investments in real estate or interests in real estate, investments in real estate mortgages, or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

Neither the Company nor any of its property is a party to any pending legal proceeding. Further the Company is not aware of any contemplated proceeding involving it by any governmental authority.

ITEMM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

On August 6, 2001 the Company's common stock (under a prior name of E-Bait, Inc.) was cleared for trading on the OTC Bulletin Board system under the symbol EBAI. When the Company changed its name to Barrington Foods International, Inc., it changed its trading symbol to BFII effective December 10, 2001. Subsequently, on January 2, 2004, the Company changed its name to U.S. Canadian Minerals, Inc. and changed its trading symbol to UCAD.

The following table sets forth the high and low bid prices of the Company's common stock for each quarter shown, as provided by the NASDAQ Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL 2002                                          HIGH              LOW
-----------                                          ----              ---
Quarter Ended March 31, 2002                         $0.95             $0.06
Quarter Ended June 30, 2002                          $0.31             $0.06
Quarter Ended September 30, 2002                     $0.19             $0.06
Quarter Ended December 31, 2002                      $0.22             $0.09

FISCAL 2003                                          HIGH              LOW
-----------                                          ----              ---
Quarter Ended March 31, 2003                         $0.160            $0.050
Quarter Ended June 30, 2003                          $0.110            $0.045
Quarter Ended September 30, 2003                     $0.500            $0.005
Quarter Ended December 31, 2003                      $0.035            $0.010

There are approximately 334 holders of the Company's common stock, 6 holders of the Series "A" Preferred Stock and 1 holder of the Series "B" Preferred Stock.

The Company has never declared a cash dividend of any class of common equity for the last two fiscal years. There are no restrictions that would limit the ability of the Company to pay dividends on common equity.

Presently, the Company has no Equity Compensation Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, INCLUDING SUBSEQUENT EVENTS.

(i) GENERAL

U.S. Canadian Minerals, Inc. is a start-up company that began developing products in 2000, and during 2002-2003 conducted business under the name Barrington Foods International, Inc. On January 2, 2004, the Company changed its name to U.S. Canadian Minerals, Inc.

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

Throughout the Company's brief operating history, and especially during fiscal 2003, the Company continued to suffer from inadequate capital resources to implement its business plan. This constitutes a significant risk to the Company's ability to continue as a going concern. During the year ended December 31, 2003, the Company paid out in stock based compensation $1,880,271 as compared to $7,288,050 for the year ended December 31, 2002. From inception to December 31, 2003, the Company paid out in stock based compensation $12,544,821.

In order to continue as a going concern, the Company has had to rely on income from financing activities and related party transactions. During the year ended December 31, 2003, net income from financing activities was $283,269, as compared to $425,262 for fiscal year 2002 and $841,326 from the date of inception.

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

The Company's independent auditor has issued the following Going Concern Comment, in their Audit Report. "The Company plans to raise operating capital via debt and equity offerings in order to market and sell their product. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a Going Concern."

(ii) RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $2,198,026 for the year ended December 31, 2003, as compared to a net loss of $8,402,097 for 2002. From the date of inception-December 8, 2000, to December 31, 2003, the Company lost a total of $15,016,484. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

(iii) LIQUIDITY AND CAPITAL RESOURCES

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 3,000,000 shares of its $0.001 par value Series A, B and C preferred stock.

In January 2003, the Company issued 1,038,000 shares of restricted common stock pursuant to redeeming 23,800 shares of preferred stock held valued at $114,180.

In January 2003, the Company issued 894,286 shares of restricted common stock to satisfy unissued stock to stockholders for cash of due to related parties totaling $96,571.

In January 2003, the company issued 424,108 shares of common stock for cash totaling $20,850.

In February 2003, the Company issued 340,000 shares of common stock for cash totaling $ 10,200.

In March 2003, the Company issued 10,848,000 shares of common stock valued at $ 928,880 for services rendered.

In March 2003, the Company issued 650,000 shares of common stock to satisfy other liabilities totaling $13,000.

In March 2003, the Company issued 894,000 shares of common stock for cash totaling $44,700.

In March 2003, the Company issued 250,000 shares of common stock valued at $17,500 as payment of interest accrued on a promissory note payable.

In April 2003 the Company issued 2,610,000 shares of common stock valued at $282,200 for services to be rendered.

In April 2003 the Company issued 800,000 shares of common stock valued at $48,000 as payment of interest on a promissory note payable.

In May 2003 the Company issued 2,476,000 shares of common stock valued at $173,320 for services rendered.

In June 2003 the Company issued 300,000 shares of common stock valued at $18,000 for services.

In July 2003 the Company issued 135,000 shares of common stock for cash totaling $4,000.

In July 2003 the Company issued 100,000 shares of common stock valued at $5,000 for services rendered.

In July 2003 the company issued 200,000 shares of common stock valued at $10,000 as payment of interest on a promissory note payable.

In August 2003 the company issued 931,976 shares of common stock for cash totaling $18,820.

In August 2003 the company issued 3,220,000 shares of common stock valued at $104,000 for services rendered.

In August 2003 the company issued 528,750 shares of common stock valued at $10,575 as payment of interest on a promissory note payable.

In September 2003 the company issued 270,000 shares of common stock for cash totaling $2,700.

In October 2003 the company issued 1,6000,000 shares of common stock for cash totaling $32,300.

In November 2003 the company issued 267,000 shares of common stock for cash totaling $5,300.

In November 2003 the company issued 172,358 shares of common stock valued at $3,447 for services rendered.

In December 2003 the company issued 2,824,459 shares of common stock for cash totaling $27,947.

In December 2003 the company issued 3,432,000 shares of common stock valued at $102,588 for services rendered.

In December 2003 the company issued 555,000 shares of stock valued at $16,650 as payment of interest on a promissory note payable.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

SUBSEQUENT EVENTS/PLAN OF OPERATION

In late 2003, the Company fundamentally changed its direction from the food distribution and sales business described above to that of mineral mining. This change in direction was formalized and the Company changed its name to U.S. Canadian Minerals, Inc. on January 2, 2004, as reported on Form 8-KSB.

JOINT VENTURE: NEVADA MINERALS.

On January 20, 2004, the Company entered into joint venture agreement with Nevada Minerals, Inc. to develop up to 500,000 acres of potential Kimberlite Mineral property located in Canada. Kimberlite is the raw materials from which diamonds are extracted. The Company has conducted preliminary drilling and obtained core samples that are presently being examined in a geological laboratory. There is no guarantee that any of the samples or samples taken from any other area near the property will yield Kimberlite with diamonds.The Company is required to contribute 5,000,000 shares of its common stock as its capital contribution to the joint venture. As a result of this capital contribution, the Company shall be entitled to receive 20% of the revenue generated from the property. The value of this transaction approximates $6,900,000 based upon the fair value the said shares on the consummation of such agreement. The property is owned Nevada Minerals, Inc. The joint venture has a term that expires on January 20, 2005.

LETTER OF INTENT: JUINA MINING CORPORATION.

On February 23, 2004, the Company entered into a letter-of-intent with the owners of Juina Mining Corporation [a Nevada Corporation] to acquire the outstanding capital stock in exchange for 1,637,475 shares of the Company's common stock. The value of this transaction will approximate $4,912,000 based upon the fair value of said shares on such date. The Company believes that acquiring Juina will provide it with revenues based upon Juina's existing joint venture with Emerging Africa Gold, Inc. in the Juina Mining Mineracao, Ltd., a firm that holds 86% of mineral rights to approximately 2,471 acres of diamond bearing land in the District of Juina, Mato Grosso, Brazil. The property is located 342 miles north of the city of Cuiaba by air or 450 miles by road near the major urban center of Mato Grosso. The area is serviced by air and land transportation.

It is noteworthy that full-scale bulk sampling has not been carried out on the property, and that this venture is on a small scale and in its early stages. The expected deposits of diamonds on this property cannot be characterized as a reserve because full-scale bulk sampling has not occurred on the property. However, mini-bulk sampling has occurred, and based on that the Company believes that the property does have potential to produce diamonds.

The mini-bulk sampling and auger drilling was conducted by Dr. Mark Hutchison, and his report indicated that the property had diamond potential, and that to a limited degree the property was diamond bearing. Additionally, the Company learned that the property had a long history of diamond mining, and based upon due diligence carried out by Emerging Africa Gold under the auspices of Dr. Mousseau Tremblay, formerly of DeBeers Canada, the property was determined to contain promising prospects. In December, 2000, Dr. Tremblay, after visiting the site, reported extraction of significant numbers of stone with encouraging grades and diamond sizes from mini bulk sampling.

It is critical to keep in mind that mini bulk sampling of the property do not necessarily reflect the alluvials of the property as a whole, and that this venture is still in its start up phases. Considerable risks are attendant to this operation. The expected on site operation in Juina will be comprised of a welding fabrication house, primary welding screen, a 4 tier vibrating screen seperator, talings conveyors, and a magnetic screen separator house. Employees will have to be retained to operate the site. No employees have yet been hired, and the Company's present inability to raise sufficient capital to engage in this operation is a significant risk to it being implemented and successful. The Company expects that it will have to utilize equity and debt financing to obtain sufficient funding in order to implement this strategy. However, there are no guarantees that the Company will be able to obtain such funding, and this is also a substantial risk factor.

It is also critical to note for this report that the local government imposed a "hibernation period" on development of the property in October, 2001. This "hibernation period" effectively curtailed exploration and development of mining operations. However, given the recent flow of new finds and given the current economic development, the Company believes that the area is now ready to emerge from "hibernation" and that key personnel are now ready to commence production. A permit to begin exploration and production has been timely filed and awaits local governmental approval, which is expected in due course. However, there is no such guarantee that this permit will be approved or issued. This is a critical risk to the operation. However, the Company believes that based upon its due diligence and the information it has collected on the Hutchison thesis and the Tremblay work,that hibernation period is over and it is a desirable and worthwhile risk.

PURCHASE AGREEMENT-NEVADA MINERALS.

In March 2004, the entered into an option to purchase agreement with Nevada Minerals, Inc. to potentially purchase property located in Lincoln County, Nevada for a purchase price of $2,000,000. This property contains a mining and milling operation and was formerly operated by Union Carbide Company. Union Carbide vacated the land on or about 1989. The milling and mining operation there continued under the direction of New Concept Energy, Inc.-the present owner. The Company paid a $10.00 consideration for this option to purchase agreement. The consummation of the Company's purchase of this property is contingent upon Nevada Minerals successfully completing foreclosure on the property against New Concept Energy. Should the amount in arrears on the property be paid prior to foreclosure, or if other unspecified legal barriers exist, then the option will be null and void.

The Company intends, should it acquire the property after foreclosure, to operate a milling and smelting operation to process raw ore into gold and silver. The Company intends to operate as an independent contractor that will supply these milling and smelting services to third parties who possess ore and need milling and smelting services. The ability of the Company to proceed with this venture is contingent upon the foreclosure of the property, and there is a substantial risk that this foreclosure will either be dismissed due to satisfaction of the amount of money in arrears or other unforeseen legal barrier. Another significant risk is the need for funds to implement this purchase agreement and operate the mining and milling services. Presently, the Company does not have sufficient funds to execute this plan, and without successful debt and equity financing-both of which are uncertain-the ability of the Company to execute this business is in significant doubt.

In March 2004, the Company issued 5,800,000 shares of preferred stock for a total cash consideration of $116,000 through a private placement memorandum ("PPM"). The PPM allows the Company to sell a maximum of 10,000,000 shares of preferred stock at $0.02 per share~


ITEM 7. FINANCIAL STATEMENTS.


                                TABLE OF CONTENTS


                                                                       PAGE NO.
                                                                       --------

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

     Statement of Stockholders' Deficit                                   F-4

     Statements of Cash Flows                                             F-5

Notes to Financial Statements                                             F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
U.S. Canadian Minerals, Inc.,
formerly know as Barrington Foods International, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of U.S. Canadian Minerals, Inc., formerly known as Barrington Foods International, Inc., (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002 and for the period from December 8, 2000 (Date of Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Canadian Minerals, Inc., formerly know as Barrington Foods International, Inc., as of December 31, 2003, and the results of its activities and cash flows for the years ended December 31, 2003 and 2002 and for the period from December 8, 2000 (Date of Inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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



Beckstead & Watts, LLP
April __, 2004
Las Vegas, Nevada


                                    U.S. CANADIAN MINERALS, INC.
                       FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEET
                                         DECEMBER 31, 2002


                                             ASSETS
Current assets
    Cash                                                                         $        142
                                                                                 -------------
      Total current assets                                                                142

Fixed assets, net                                                                       6,288
                                                                                 -------------

Total assets                                                                     $      6,430
                                                                                 =============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                                     $    259,674
    Due to related parties                                                            348,927
    Other liabilities                                                                 190,416
    Notes payable - related parties, including accrued interest of $116,752           414,059
                                                                                 -------------
      Total current liabilities                                                     1,213,076
                                                                                 -------------

Total liabilities                                                                   1,213,076

Commitments and contingencies                                                              --

Stockholders' deficit
    Preferred stock - Series A; $0.001 par value; 1,000,000 shares
      authorized; 112,500 shares issued and outstanding                                   113
    Preferred stock - Series B; $0.001 par value; 1,000,000 shares
      authorized; 140,000 shares issued and outstanding                                   140
    Common stock; $0.001 par value; 100,000,000 shares
      authorized; 19,882,717 shares issued and outstanding                             55,644
    Additional paid-in capital                                                     13,753,941
    Accumulated deficit                                                           (15,016,484)
                                                                                 -------------
      Total stockholders' deficit                                                  (1,206,646)
                                                                                 -------------

Total liabilities and stockholders' deficit                                      $      6,430
                                                                                 =============

                           See Accompanying Notes to Financial Statements


                                         U.S. CANADIAN MINERALS, INC.
                            FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS



                                                        Year ended December 31,        December 8, 2000
                                                   --------------------------------  (Inception) through
                                                       2003                2002        December 31, 2003
                                                   -------------      -------------      -------------
Revenue                                            $     98,095       $     73,456       $    171,551

Cost of revenue                                          46,603             83,565            130,168
                                                   -------------      -------------      -------------

Gross loss                                               51,492            (10,109)            41,383

Operating expenses
    Depreciation                                          4,344              2,340              6,735
    Consulting and professional fees                  1,685,146          7,758,787         12,996,841
    Product development costs                                --             37,370             37,370
    Other general and administrative expenses           346,495            406,810            823,783
                                                   -------------      -------------      -------------

      Total operating expenses                        2,035,985          8,205,307         13,864,729
                                                   -------------      -------------      -------------

Loss from operations                                 (1,984,493)        (8,215,416)       (13,823,346)

Other expenses
    E-Bait acquisition cost                                  --                 --            700,000
    Interest expense                                    213,533             99,681            336,138
    Impairment of intangible asset                           --            157,000            157,000
                                                   -------------      -------------      -------------

Loss before provision for income taxes               (2,198,026)        (8,472,097)       (15,016,484)

Provision for income taxes                                   --                 --                 --
                                                   -------------      -------------      -------------

Net loss                                           $ (2,198,026)      $ (8,472,097)      $(15,016,484)
                                                   =============      =============      =============

Basic and diluted loss per common share            $      (0.06)      $      (0.76)
                                                   =============      =============

Basic and diluted weighted average
    common shares outstanding                        42,768,889         11,244,204
                                                   =============      =============

                                See Accompanying Notes to Financial Statements


                                                   U.S. CANADIAN MINERALS, INC.
                                      FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                                                         Accumulated
                               Preferred         Preferred                                                 Deficit
                               A Series          B Series       Common Stock      Additional               During        Total
                         ------------------ --------------- ---------------------   Paid-In     Other     Development  Stockholders'
                          Shares   Amount   Shares  Amount     Shares    Amount     Capital   Receivables    Stage       Deficit
                         -------- -------- -------  ------- ------------ -------- ----------- ---------- ------------- ------------
Balance at
December 8, 2000
(Inception)                   --  $    --       --  $    --          --  $    --  $        --  $     --  $         --  $        --

Issuance of shares
to founders for
services, $0.10               --       --       --       --     200,000      200       19,800        --            --       20,000

Net loss                      --       --       --       --          --       --           --        --       (20,000)     (20,000)
                         -------- -------- -------  ------- ------------ -------- ----------- ---------- ------------- ------------

Balance,
December 31, 2000             --       --       --       --     200,000      200       19,800        --       (20,000)          --

Issuance of common
stock for acquisition
of E Bait, Inc., $0.001       --       --       --       --   1,572,015    1,572       (1,572)       --            --           --

Issuance of common
shares for cash, $0.35        --       --       --       --     228,000      228       80,362        --            --       80,590

Issuance of common
stock for services, $0.88     --       --       --       --   3,830,000    3,830    3,352,670        --            --    3,356,500

Net loss                      --       --       --       --          --       --           --        --    (4,326,361)  (4,326,361)
                         -------- -------- -------  ------- ------------ -------- ----------- ---------- ------------- ------------

Balance
December 31, 2001             --       --       --       --   5,830,015    5,830    3,451,260        --    (4,346,361)    (889,271)

Issuance of preferred
stock in satisfaction of
note payable, $5.00           --       --  140,000      140          --       --      699,860        --            --      700,000

Issuance of preferred
stock for services,
$60.00                    96,500       97       --       --          --       --    5,789,903        --            --    5,790,000

Issuance of common
stock for cash, $0.07         --       --       --       --   2,233,702    2,234      146,296        --            --      148,530

Issuance of common
stock for other
receivables, $0.07            --       --       --       --     600,000      600       39,650   (40,250)           --           --

Issuance of common
stock for property, $0.13     --       --       --       --     650,000      650       83,850        --            --       84,500

Issuance of common
stock for services, $0.14     --       --       --       --  10,379,000   10,379    1,487,671        --            --    1,498,050

Issuance of common
stock in satisfaction
of notes payable-related
parties, $0.17                --       --       --       --     190,000      190       31,440        --            --       31,630

Bad debt related to
other receivable              --       --       --       --          --       --           --    37,500            --       37,500

Net loss                      --       --       --       --          --       --           --        --    (8,472,097)  (8,472,097)
                         -------- -------- -------  ------- ------------ -------- ----------- ---------- ------------- ------------

Balance
December 31, 2002         96,500       97  140,000      140  19,882,717   19,883   11,729,930    (2,750)  (12,818,458)  (1,071,158)

Issuance of preferred A
series stock for
services, $7.00           80,000       80       --       --          --       --      559,920        --            --      560,000

Issuance of common
stock for cash,
weighted average
price of $0.02 per
share                         --       --       --       --   7,657,164    7,657      158,860        --            --      166,517

Issuance of common
stock in satisfaction
of Company liabilities,
weighted average
price of $0.02                --       --       --       --     650,000      650       12,350        --            --       13,000

Issuance of common
stock for related
interest on notes
payable, weighted
average price of $0.06        --       --       --       --   3,371,750    3,372      213,533        --            --      216,905

Issuance of common
stock for services,
weighted average
price of $0.07                --       --       --       --  17,682,023   17,682    1,085,684        --            --    1,103,366

Conversion of preferred
A series stock into
common stock             (64,000)     (64)      --       --   6,400,000    6,400       (6,336)       --            --           --

Bad debt related to
other receivable              --       --       --       --          --       --           --     2,750            --        2,750

 Net loss                     --       --       --       --          --       --           --        --    (2,198,026)  (2,198,026)
                         -------- -------- -------  ------- ------------ -------- -----------  --------- ------------- ------------

                         112,500  $   113  140,000  $   140  55,643,654  $55,644  $13,753,941  $     --  $(15,016,484) $(1,206,646)
                         =======  ======== =======  =======  =========== ======== ===========  ========= ============= ============


                                          See Accompanying Notes to Financial Statements


                                              U.S. CANADIAN MINERALS, INC.
                                 FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS

                                                                       Year ended December 31,        December 8, 2000
                                                                  -------------------------------   (Inception) Through
Cash flows from operating activities:                                  2003               2002        December 31, 2003
                                                                  -------------      -------------      -------------
     Net loss                                                     $ (2,198,026)      $ (8,472,097)      $(15,016,484)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
         Stock based compensation                                    1,880,271          7,288,050         12,544,821
         E-bait acquisition costs                                           --                 --            700,000
         Depreciation                                                    4,344              2,340              6,735
         Impairment of intangible assets                                    --            157,000            157,000
         Bad debt expense on other receivable                            2,750             37,500             40,250
     Changes in operating assets and liabilities
         Change in accounts receivable                                  10,285            (10,285)                --
         Change in prepaid expenses and other current assets                --                700                 --
         Change in inventory                                            27,707            (27,707)                --
         Change in other assets                                         11,183            (11,183)                --
         Change in bank overdraft                                           --               (622)                --
         Change in accounts payable and accrued liabilities             (9,176)           207,986            259,674
         Change in due to related parties                             (129,684)           329,859            277,427
         Change in other liabilities                                   114,716             75,700            190,416
                                                                  -------------      -------------      -------------
             Net cash used by operating activities                    (285,630)          (422,759)          (840,161)

Cash flows from investing activities:
     Purchase of fixed assets                                               --                 --             (1,023)
                                                                  -------------      -------------      -------------
             Net cash used in investing activities                          --                 --             (1,023)

Cash flows from financing activities
     Proceeds from notes payable-related parties                       116,752            366,006            534,963
     Principal payments on notes payable-related parties                    --            (89,274)           (89,274)
     Proceeds from sale of common stock                                166,517            148,530            395,637
                                                                  -------------      -------------      -------------
             Net cash provided by financing activities                 283,269            425,262            841,326

Net change in cash                                                      (2,361)             2,503                142

Beginning cash balance                                                   2,503                 --                 --
                                                                  -------------      -------------      -------------

Ending cash balance                                               $        142       $      2,503       $        142
                                                                  =============      =============      =============

Supplemental disclosure of cash flow:
     Cash paid for interest                                       $         --       $        100       $        100
                                                                  =============      =============      =============
     Cash paid for income taxes                                   $         --       $         --       $         --
                                                                  =============      =============      =============

Schedule of non-cash investing and financing activities
     Issuance of 140,000 shares of preferred B series
         stock in satisfaction of note payable                    $         --       $    700,000       $    700,000
                                                                  =============      =============      =============
     Issuance of 600,000 shares of common stock for
         other receivables                                        $         --       $     40,250       $     40,250
                                                                  =============      =============      =============
     Issuance of 650,000 shares of common stock for
         property                                                 $         --       $     84,500       $     84,500
                                                                  =============      =============      =============
     Issuance of 190,000 shares of common stock in
         satisfaction of notes payable-related parties            $         --       $     31,630       $     31,630
                                                                  =============      =============      =============
     Conversion of 64,000 shares of preferred stock
         for 6,400,000 shares of common stock                     $      6,400       $         --       $      6,400
                                                                  =============      =============      =============
     Issuance of 650,000 shares of common stock in
         satisfaction of notes payable-related parties            $     13,000       $         --       $     13,000
                                                                  =============      =============      =============


                                      See Accompanying Notes to Financial Statements

                          U.S. CANDIAN MINERALS, INC.,
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.   Description of business, HISTORY and summary of significant policies
     --------------------------------------------------------------------

     DESCRIPTION OF BUSINESS - U.S. Canadian Minerals, Inc., formerly known as Barrington Foods International, Inc., (hereinafter referred to as the "Company") is a development stage company in accordance with Statement of Financial Accounting Standards No. 7. Up until January 2004 the Company's main focus was on the manufacture/distribution of food products. In January 2004, the Company changed its business focus to the mining industry and acquiring complementing existing business operations and/or assets. On January 2, 2004, the Company changed its name from Barrington Foods International, Inc. to U.S, Canadian Minerals, Inc.

     HISTORY - Barrington Foods International, Inc., formerly E-Bait, Inc, ("E-Bait") was incorporated in the State of California in February 1999. In August 2001, E-Bait consummated an acquisition and merger agreement (the "Agreement") to acquire all 200,000 shares of outstanding capital stock of Barrington Foods International, Inc. ("BFI"), a Nevada corporation, in exchange for 1,772,015 shares of E-Bait's common stock and a note payable of $700,000 (the "Transaction"), see Note 9. Accordingly, the stockholders of BFI received an additional 1,552,015 shares of E-Bait's common stock and converted the existing 200,000 shares of BFI's common stock into E-Bait common stock. Prior to the Transaction, E-Bait was a public company with nominal operations, assets, and no liabilities; and BFI was an operational privately held company. The Transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the Transaction is equivalent to the issuance of stock by the privately held company (BFI) for the net monetary assets of the public company (E-Bait), accompanied by a recapitalization. The accounting for the Transaction is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded. Accordingly, these financial statements are the historical financial statements of BFI. Barrington Foods International, Inc. was incorporated on December 8, 2000. Therefore, these financial statements reflect activities from December 8, 2000 (Date of Inception for Barrington Foods International, Inc.) and forward.

     In August 2001, the Company's Board of Directors adopted a resolution whereby it approved a 10-to-1 stock split of the issued and outstanding shares of common stock. In December 2001, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-10 reverse stock split. In December 2003, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-100 reverse stock split. Accordingly, the accompanying financial statements have been retroactively restated to reflect the stock splits as if such stock splits occurred as of the Company's date of inception.

     GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and incurred a net loss of approximately $2,198,026 for the year ended December 31, 2003. The Company is in the second year of product development, with an accumulated loss during the development stage of approximately $15,016,000.

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

                          U.S. CANDIAN MINERALS, INC.,
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.   Description of business and summary of significant policies (continued)
     -----------------------------------------------------------------------

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

     COMPREHENSIVE INCOME (LOSS) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense as incurred.

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

     The Company issued no stock, neither granted warrants or options, to employees for compensation for the years ended 2003 and 2002.

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

                          U.S. CANDIAN MINERALS, INC.,
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.   Description of business and summary of significant policies (continued)
     -----------------------------------------------------------------------

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts and estimated fair values of the Company's financial instruments approximate their fair value due to the short-term nature.

     NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2002 and 2001 and for the period from December 8, 2000 (Date of Inception) through December 31, 2003, the Company had not granted options and warrants.

     NEW ACCOUNTING PRONOUNCEMENTS - In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENTS OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS . The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

     In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

     RECLASSIFICATION - The financial statements from 2003 and 2002 reflect certain reclassifications, which have no effect on net income, to conform to classifications in the current year.

2.   RESTRICTED CERTIFICATE OF DEPOSIT
     ---------------------------------

     During October 2002, the Company received a loan totaling $1,000,000 from an unaffiliated company ("Lender"). The Lender required the Company to deposit these funds into a certificate of deposit ("CD") with a foreign bank, which was used as security for the $1,000,000 loan. The Company does not receive interest earned by the CD and is required to make monthly payments of interest-only totaling $2,000. The Company entered into this agreement to assist in obtaining future credit. In February 2003 the CD was surrender in satisfaction of the loan.

                          U.S. CANDIAN MINERALS, INC.,
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

3.   FIXED ASSETS
     ------------

     Fixed assets consist of the following as of December 31, 2003:

         Equipment                                             $         13,023
         Less: accumulated depreciation                                   6,735
                                                               -----------------

                                                               $          6,288
                                                               =================

4.   DUE TO RELATED PARTIES
     ----------------------

     As of December 31, 2003, due to related parties totaling $348,927 are comprised of amounts due to various officers, directors and shareholders to which are unsecured, non-interest bearing, and due on demand.

5.   OTHER LIABILITIES
     -----------------

     As of December 31, 2003, other liabilities totaling $190,416 consist of services performed by consultants as well as cash received from the sale of common stock to investors for which the Company has made or will make a resolution to issue stock and cash. As discussed in Note 15, the Company has issued 10,000 shares of preferred stock subsequent to year-end to satisfy $156,416 of these liabilities through the date of this report.

6.   NOTES PAYABLE-RELATED PARTIES
     -----------------------------

     Notes payable-related parties consist of the following as of December 31,
     2003:
     Note payable to stockholder, unsecured, bearing interest at 10% per annum plus $10,000 to be paid in common stock, maturing March 2003 (through the date of this report, the Company is in default on this note as a result of
     past due maturities and delinquent interest payments)                              $       130,030

     Note payable to stockholder, unsecured, bearing interest
     at 10% per annum, past due and delinquent                                                  115,303

     Note payable to stockholder, unsecured, bearing interest at 18% per annum, past due and delinquent

     Note payable to stockholder, unsecured, bearing interest at 10% per annum, as of December 31, 2002 the Company is in default on this note as a result
     of past due maturities and delinquent interest payments                                     10,000

     Note payable to stockholder, unsecured, bearing interest at 5% compounded monthly, the Company is currently in default on this note as a result of
     past due maturities and delinquent interest payments                                         7,481

     Note payable to director and officer, unsecured, bearing
     interest at 10% per annum, past due and delinquent                                           5,255


                          U.S. CANDIAN MINERALS, INC.,
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


6.   NOTES PAYABLE-RELATED PARTIES (continued)
     -----------------------------------------

     Note payable to stockholder, unsecured, bearing interest
     at 10% per annum, past due and delinquent                                                    2,072

     Note payable to stockholder, unsecured, bearing interest
     at 10% per annum, past due and delinquent                                                    1,666

     Note payable to former officer, unsecured, bearing interest
     at 10% per annum, past due and delinquent                                                      500
                                                                                        ----------------
                                                                                                297,307
     Accrued interest payable                                                                   116,752
                                                                                        ----------------

                                                                                        $       414,059
                                                                                        ================

7.   STOCKHOLDERS' DEFICIT
     ---------------------

     COMMON STOCK - In December 2000, the Company issued 200,000 shares of common stock to the founders of the Company for services totaling $20,000.

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

                          U.S. CANDIAN MINERALS, INC.,
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


7.   STOCKHOLDERS' DEFICIT (continued)
     ---------------------------------

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

     In May 2002, the Company issued 500,000 shares of common stock for other receivable totaling $37,500. As of December 31, 2002, the Company has established an allowance for doubtful accounts totaling the $37,500, however, the Company plans to take necessary actions to collect these funds.

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

     In October 2002, the Company issued 100,000 shares of common stock for other receivable totaling $2,750.

     In December 2002, the Company issued 693,702 shares of common stock to various individuals for cash totaling $49,530.

     In December 2002, the Company issued 2,700,000 shares of common stock to various individuals for services totaling $405,000, of which, 2,450,000 shares were issued to directors, officers, and stockholders for services totaling $367,500.

                          U.S. CANDIAN MINERALS, INC.,
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


7.   STOCKHOLDERS' DEFICIT (continued)
     ---------------------------------

     In January 2003, the Company issued 1,038,000 shares of restricted common stock pursuant to redeeming 23,800 shares of preferred stock held valued at $114,180.

     In January 2003, the Company issued 894,286 shares of restricted common stock to satisfy unissued stock to stockholders for cash of due to related parties totaling $96,571.

     In January 2003, the company issued 424,108 shares of common stock for cash totaling $20,850.

     In February 2003, the Company issued 340,000 shares of common stock for cash totaling $ 10,200.

     In March 2003, the Company issued 10,848,000 shares of common stock valued at $ 928,880 for services rendered.

     In March 2003, the Company issued 650,000 shares of common stock to satisfy other liabilities totaling $13,000.

     In March 2003, the Company issued 894,000 shares of common stock for cash totaling $44,700.

     In March 2003, the Company issued 250,000 shares of common stock valued at $17,500 as payment of interest accrued on a promissory note payable.

     In April 2003 the Company issued 2,610,000 shares of common stock valued at $282,200 for services to be rendered.

     In April 2003 the Company issued 800,000 shares of common stock valued at $48,000 as payment of interest on a promissory note payable.

     In May 2003 the Company issued 2,476,000 shares of common stock valued at $173,320 for services rendered.

     In June 2003 the Company issued 300,000 shares of common stock valued at $18,000 for services.

     In July 2003 the Company issued 135,000 shares of common stock for cash totaling $4,000.

     In July 2003 the Company issued 100,000 shares of common stock valued at $5,000 for services rendered.

     In July 2003 the company issued 200,000 shares of common stock valued at $10,000 as payment of interest on a promissory note payable.

     In August 2003 the company issued 931,976 shares of common stock for cash totaling $18,820.

     In August 2003 the company issued 3,220,000 shares of common stock valued at $104,000 for services rendered.

     In August 2003 the company issued 528,750 shares of common stock valued at $10,575 as payment of interest on a promissory note payable.

     In September 2003 the company issued 270,000 shares of common stock for cash totaling $2,700.

     In October 2003 the company issued 1,6000,000 shares of common stock for cash totaling $32,300.

                          U.S. CANDIAN MINERALS, INC.,
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


7.   STOCKHOLDERS' DEFICIT (continued)
     ---------------------------------

     In November 2003 the company issued 267,000 shares of common stock for cash totaling $5,300.

     In November 2003 the company issued 172,358 shares of common stock valued at $3,447 for services rendered.

     In December 2003 the company issued 2,824,459 shares of common stock for cash totaling $27,947.

     In December 2003 the company issued 3,432,000 shares of common stock valued at $102,588 for services rendered.

     In December 2003 the company issued 555,000 shares of stock valued at $16,650 as payment of interest on a promissory note payable.

     PREFERRED STOCK - SERIES A - The Company is authorized to issue 1,000,000 shares of preferred stock, Series A, at par value $0.001 with such terms as determined by the Board of Directors and the corporation prior to their issuance. Each Series A preferred share may be converted into one hundred
     (100) common shares upon approval by the Board of Directors of the Corporation.

     In January 2002, the Company issued 64,000 and 32,500 shares of preferred stock - series A to the CEO and a consultant, respectively, for consulting services totaling $5,790,000. The value of these services was determined using the fair value of the common stock on the date of the issuance multiplied by the conversion from preferred stock - series A into common stock (1 for 100). 64,000 of these shares were converted in March 2003 as noted above.

     In March 2003, the Company issued 80,000 shares of preferred stock--series A to the CEO and President respectively for consulting services totaling $480,000. The value of these services was determined using the fair value of the common stock on the date of issuance multiplied by the conversion from preferred stock-series A into common stock (1 for 100).

     PREFERRED STOCK - SERIES B - The Company is authorized to issue 1,000,000 shares of Series B Preferred stock, at par value of $0.001 with other terms as may be determined prior to their issuance by the Board of Directors. Each Series B preferred share may be converted into two (2) common shares upon approval by the Board of Directors.

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

     PREFERRED STOCK - SERIES C - The Company is authorized to issue 1,000,000 shares of Series C preferred stock, at par value of $0.001 with other terms as may be determined by the Board of Directors prior to their issuance. As of December 31, 2002, no Series C preferred stock is issued and outstanding.

                          U.S. CANDIAN MINERALS, INC.,
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


8.   IMPAIRMENT OF INTANGIBLE ASSET
     ------------------------------

     In September 2002, the Company agreed to issue 1,300,000 shares of the Company's common stock to the CEO and director of the Company for the acquisition of equipment and intellectual property valued at $12,000 and $157,000, respectively. During September 2002, the Company issued 650,000 shares of common stock, who subsequently transferred these shares to an entity affiliated with the CEO ("Affiliate"). In addition, the Company recorded a liability of $84,500 reflected as Due to Related Parties for the additional 650,000 shares to be issued to the CEO and director to be transferred to the Affiliate. Due to the related party nature of this transaction, the Company recorded the property at the historical cost rather than fair value of the property. During 2002, the Company determined the intellectual property had no future value and recognized an expense totaling $157,000 for the impairment of intangible asset. During 2003, the Company issued the 650,000 shares of the Company's common stock in consideration of the $84,500 liability.

9.   INCOME TAXES
     ------------

     The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

     The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

     As of December 31, 2003, the Company had a net operating loss carry forward of approximately $1,731,000 for federal tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which begins to expire at various times starting in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. To the extent that net operating losses of approximately $1,731,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                                        December 31,      December 31,
                                                                            2003              2002
                                                                       ---------------  ----------------
     Net operating loss carry forward                                  $     1,731,413  $      1,416,408
     Stock based compensation                                               13,244,821        11,364,550
     Other receivable                                                           40,250            37,500
                                                                       ---------------- -----------------
         Total deferred tax assets                                          15,016,484        12,818,458
         Less: Valuation allowance for deferred tax assets                  15,016,484        12,818,458
                                                                       ---------------- -----------------

         Net deferred tax assets                                       $            --  $             --
                                                                       ================ =================

                          U.S. CANDIAN MINERALS, INC.,
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company is obligated under a non-cancelable facility operating lease through September 2004. For the years ended December 31, 2003 and 2002, rent expense was $14,134 and $14,134, respectively.

     Future minimum lease payments required under such operating leases as of December 31, 2003, are as follows:

                    2004                                       $         72,556
                                                               -----------------

                                                               $         72,556
                                                               =================

11.  SUBSEQUENT EVENTS
     -----------------

     On January 1, 2004, the Company consummated an employment agreement with its Chief Executive Officer and President for annual basic salary of $180,000 which shall be effective through January 1, 2014. The employment agreement also entitles additional compensation, 30 days after the Board of Directors approves interim financial statements for the last-ended fiscal year, 1% of the issued and outstanding shares of the Company if the gross revenues exceeds $10,000,000 for the year ending December 31, 2004, a 20% increase over the previous years gross revenue in the year ending December 31, 2003, 2004 and a 10% increase for each year after that.

     On January 12, 2004, the Company issued 10,000 shares of Class A Preferred Stock in satisfaction of a Company liability totaling $156,416 (see Note
     5).

     On January 20, 2004, the Company entered into joint venture agreement with Nevada Minerals, Inc. to develop up to 500,000 acres of potential Kimberlite Mineral property located in Canada. The Company is required to contribute 5,000,000 shares of its common stock as its capital contribution to the joint venture. As a result of this capital contribution, the Company shall be entitled to receive 20% of the revenue generated from the property. The value of this transaction approximates $6,900,000 based upon the fair value the said shares on the consummation of such agreement.

     On January 26, 2004, two shareholder of Class A Preferred Stock converted a total of 4,600 shares of preferred stock into 460,000 shares of the Company's common stock.

     On February 23, 2004, the Company entered into a letter-of-intent with the owners of Juina Mining Corporation to acquire the outstanding capital stock in exchange for 1,637,475 shares of the Company's common stock. The value of this transaction will approximate $4,912,000 based upon the fair value of said shares on such date. As of the date of this report, a definitive agreement has not been consummated.

     On February 27, 2004, the Company issued a total of 4,300 shares of its common stock to three individuals for past services rendered at value of $13,975 based upon the fair value of said share on such date.

     In March 2004, the entered into an option to purchase agreement with Nevada Minerals, Inc. to potentially purchase property located in Lincoln County, Nevada for a purchase price of $2,000,000. The Company paid a $10.00 consideration for this option to purchase agreement. As of the date of this report, the Company has not exercised its purchase rights for this property.

     In March 2004, Juina issued 8,000,000 shares of preferred stock for a total cash consideration of $116,000 through a private placement memorandum ("PPM"). The PPM allows the Company to sell a maximum of 10,000,000 shares of preferred stock at $0.02 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

Effective February 28, 2003, the independent accountants who were previously engaged as the principal accountants to audit the Company's financial statements, Stonefield Josephson, Inc., were dismissed. The Board of Directors approved this dismissal. A prior independent accountant conducted the audit of the Company's financial statements for the year ending December 31, 2001. Subsequent to the 10-K for December 31, 2001 report being filed, an 8-K report was filed wherein Stonefield Josephson was designated as the Company's auditor. However, Stonefield Josephson never performed any auditing functions for the Company. Stonefield Josephson did perform the 10-Q reviews for 2002 Consequently Stonefield Josephson never issued an opinion regarding the Company's financial condition.

During the Company's two most recent fiscal years and any subsequent interim period preceding such dismissal, there were no disagreements with the former accountants, Stonefield Josephson, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the past two years the principal accountant's reports have not contained any adverse opinion or disclaimer of opinion, or were modified as to uncertainty, audit scope or accounting principles. Since Stonefield Josephson never performed any auditing functions, there were no reportable events as described in Item 304(a)(1)(iv)(B) 1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountants' dismissal.

Effective on February 28, 2003, the firm of L.L. Bradford & Company, LLC was engaged to serve as the new principal accountant to audit the Company's financial statements. The decision to retain L.L. Bradford & Company, LLC was approved by the Board of Directors. During the Company's two most recent fiscal years, and the subsequent interim period prior to engaging L.L. Bradford & Company, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter. L.L. Bradford & Company was never consulted during the two most recent fiscal years and the subsequent interim period prior to engagement as auditor for the Company regarding the application of the accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the the Company's financial statements and no written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue. L.L. Bradford & Co. was given the opportunity to review this disclosure before it was filed and it had no disagreement or comment.

Effective December 18, 2003, The Board of Directors dismissed L.L. Bradford & Company, LLC who were previously engaged as the principal accountants to audit the Company's financial statements, and retained as its independent auditor Beckstead & Watts, LLP for the fiscal year ended December 31, 2003. The Board of Directors and the Company's Audit Committee approved of the dismissal of L.L. Bradford and the engagement of Beckstead, as its independent auditor. None of the reports of L.L. Bradford on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and L.L. Bradford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of L.L. Bradford, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, L.L. Bradford has not advised the Company that: 1) internal controls necessary to develop reliable financial statements did not exist; or 2) information has come to the attention of L.L. Bradford which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or 3) the scope of the audit should be expanded significantly, or information has come to the attention of L.L. Bradford that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2003.

During the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted Beckstead regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did Beckstead provide advice to the Company, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted Beckstead on any matter that was the subject of a disagreement or a reportable event.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's principal executive officer has reviewed internal controls and procedures used by the Company designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

The Company has made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                                    PART III

ITEM 9. DIRECTORS AND OFFICERS

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

Mr. Williams also evaluates the various business opportunities of the Company to determine the best course of action for the company. Such opportunities include evaluating new products, joint ventures, acquisitions, and other collaborations that move the company toward its goals.

In addition to strong senior management qualifications, Mr. Williams brings to the Company demonstrated experience in business planning and new products ideas in order to make the company a success.

MICHAEL A. KAUFFMAN, PRESIDENT

In February 2002 Michael A. Kauffman, was named to the Board of Directors of the Company and he was named President of the corporation at the same time.

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

On January 2, 2004, Mr. Kauffman resigned his posts with the Company. Mr. Rendal Williams is the sole member of the Board of Directors as of the date of this filing.

ITEM 10. EXECUTIVE COMPENSATION.

                                                    2003
Name                   Position         Annual Salary          Stock                   Bonus             Incentives
----                   --------         -------------          -----                 ----------        ---------------
Rendal Williams        Chairman/CEO        $125,000         50,000 Pref A              None                 None

Michael A. Kauffman    President            $75,000         30,000 Pref A              None                 None


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table sets forth certain information concerning the beneficial ownership of the Company outstanding common stock as of December 31, 2003. Each officer and person known by the Company to own beneficially more than 5% of the outstanding Company common stock is listed in the table. Unless otherwise indicated, to the Company's knowledge all persons listed in the table have sole voting and investment power with respect to the shares of Company common stock attributed to them except to the extent that authority is shared by spouses under applicable law.


Title of Class    Name & Address of Beneficial Owner    Amount & Nature of Benefical    Owner Percent of Class
--------------    ----------------------------------    ----------------------------    ----------------------
Common            Rendal Williams, 3960 Howard Hughes         10,910,904                         19.68%
                  Pkwy. 5th Floor, Las Vegas, NV  89109

Common            Michael Kauffman, M-Power, Inc.              1,100,000                          1.97%
                  3960 Howard Hughes Pkwy. 5th Floor,
                  Las Vegas, NV  89109

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has no transactions to report.

ITEM 13. REPORTS ON FORM 8-K

On March 5, 2003, the Company filed Form 8-K to report the change of its principal accountant from Stonefield Josephson, Inc. to L.L. Bradford & Co.

On March 14, 2003, the Company filed an amended Form 8-K to clarify the change of its principal accountant from Stonefield Josephson, Inc. to L.L. Bradford & Co. The clarification dealt with the fact that Stonefield Josephson had not conducted an audit of the Company's finances during its tenure, but only review audits for the Company's reports on Form 10-QSB.

On March 24, 2003, , the Company filed an amended Form 8-K to clarify the change of its principal accountant from Stonefield Josephson, Inc. to L.L. Bradford & Co. The clarification dealt with the fact that Stonefield Josephson had not conducted an audit of the Company's finances during its tenure, but only review audits for the Company's reports on Form 10-QSB.

On September 3, 2003, the Company filed Form 8-K to clarify the Commission's file with respect to the address of its principal executive offices.

On December 22, 2003, the Company filed Form 8-K to report the change of its principal accountant from L.L. Bradford & Co. to Beckstead & Watts, LLP.

On January 16, 2004, the Company filed Form 8-K to report the change of the corporation's name from Barrington Foods International, Inc. to U.S. Canadian Minerals, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB, or for services normally provided by the accountant in connection with statutory and regulatory filings was $63,000.00

AUDIT RELATED FEES.

None.

TAX FEES.

None.

ALL OTHER FEES.

None.

Presently, the Audit Committee does not have pre-approval policies and procedures designed in paragraph (c)(7)(i) of Rule 2-01 of Regulation SX. 0% of the services described above were approved by the Audit Committee.

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 16, 2004.


U.S. Canadian Minerals, Inc.

-----------------------------------
Registrant

By: /s/ Rendal Williams
-----------------------
Rendal Williams
Chairman of the Board
Chief Executive Officer
Secretary/Treasurer

CERTIFICATIONS

I, Rendal Williams, certify that:

1. I have reviewed this annual report on Form 10K-SB of U.S. Canadian Minerals, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2004

By:  /s/ Rendal Williams
     --------------------
     Rendal Williams, Acting President, Director, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of U.S. Canadian Minerals, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date:    April 15, 2004       By: /s/ Rendal Williams
                                  ----------------------------
                                  Rendal Williams
                                  Acting President, Director, Chief Executive
                                    Officer