Form 10QSB
period 2004-03-31
U S CANADIAN MINERALS INC
filed 2004-05-21
CIK 1104194

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2004

[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act For the

                 Transition Period from ________ to ___________
                         Commission File Number: 0-25523

                          U.S. CANADIAN MINERALS, INC.
             (Exact Name of Registrant as Specified in its Charter)


            NEVADA                                              33-0843633
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


4955 South Durango Drive, Ste. 216                                 89113
Las Vegas, NV
(Address of principal executive offices)                        (Zip Code)


Registrant's Phone: (702) 990-3672

                      BARRINGTON FOODS INTERNATIONAL, INC.
         3960 Howard Hughes Parkway, 5th Floor, Las Vegas, Nevada 89109
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X] No [ ]

As of May 18, 2004, the issuer had 7,770,745 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................3
         Condensed Balance Sheet (un-audited)...............................3
         Condensed Statements of Operations (un-audited)....................4
         Condensed Statement of Stock Holders' Deficit (un-audited).........5
         Condensed Statements of Cash Flows (un-audited.....................6
         Notes to Consolidated Financial Statements.........................7

Item 2.  Management's Discussion and Analysis or Plan of Operation.........11

Item 3.  Controls and Procedures...........................................19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................19

Item 2.  Changes in Securities.............................................19

Item 3.  Defaults upon Senior Securities...................................20

Item 4.  Submission of Matters to a Vote of Security Holders...............20
00
Item 5.  Other Information.................................................20

Item 6.  Exhibits and Reports on Form 8-K..................................20

Signatures.................................................................20

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350...........................21

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 302 ...........................22



                                    PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.


                                    U.S. CANADIAN MINERALS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEET
                                           MARCH 31, 2003
                                            (UNAUDITED)



                                               ASSETS
Current assets
    Cash                                                                         $        408
                                                                                 -------------
      Total current assets                                                                408

Fixed assets, net                                                                       4,716
Investment in joint venture                                                         6,900,000
                                                                                 -------------

Total assets                                                                     $  6,905,124
                                                                                 =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                                     $    261,694
    Due to related parties                                                             25,315
    Other liabilities                                                                  34,000
    Notes payable - related parties, including accrued interest of $116,752           414,059
                                                                                 -------------
      Total current liabilities                                                       735,068
                                                                                 -------------

Total liabilities                                                                     735,068

Commitments and contingencies                                                              --

Stockholders' equity
    Preferred stock - Series A; $0.001 par value; 1,000,000 shares
      authorized; 7,900 shares issued and outstanding                                      18
    Preferred stock - Series B; $0.001 par value; 1,000,000 shares
      authorized; 140,000 shares issued and outstanding                                   140
    Common stock; $0.001 par value; 100,000,000 shares
      authorized; 7,610,078 shares issued and outstanding                               7,610
    Additional paid-in capital                                                     24,507,750
    Accumulated deficit                                                           (18,345,462)
                                                                                 -------------
      Total stockholders' equity                                                    6,170,056
                                                                                 -------------

Total liabilities and stockholders' equity                                       $  6,905,124
                                                                                 =============

                           See Accompanying Notes to Financial Statements


                                              U.S. CANADIAN MINERALS, INC.
                                                STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTH MARCH 31, 2004 AND 2003
                                                      (UNAUDITED)


                                                  For the three          For the three         December 8, 2000
                                                   months ended           months ended       (Inception) through
                                                  March 31, 2004         March 31, 2003         March 31, 2004
                                                   -------------          -------------          -------------
Revenues                                           $         --           $      8,081           $    171,551

Cost of revenues                                             --                  7,788                130,168
                                                   -------------          -------------          -------------

    Gross profit                                             --                    293                 41,383

Operating expenses
    Depreciation                                          1,572                  1,086                  8,307
    Consulting and professional fees                  3,311,656                511,333             16,308,497
    Selling general and administrative                    1,775                245,537                825,558
                                                   -------------          -------------          -------------
      Total operating expenses                        3,315,003                757,956             17,142,362
                                                   -------------          -------------          -------------

    Loss from operations                             (3,315,003)              (757,663)           (17,100,979)

Other income (expenses)
    E_bait acqusition cost                                   --                     --               (700,000)
    Interest expense                                    (13,975)               (49,649)              (350,113)
    Impairment of intangible asset                           --                     --               (157,000)
                                                   -------------          -------------          -------------
                                                        (13,975)               (49,649)            (1,207,113)
                                                   -------------          -------------          -------------
    Loss befor provision for income taxes
                                                     (3,328,978)              (807,312)           (15,036,866)
Provision for income taxes                                   --                     --                     --
                                                   -------------          -------------          -------------

Net loss                                           $ (3,328,978)          $   (807,312)          $(15,036,866)
                                                   =============          =============          =============

Basic loss per common share                        $      (0.61)          $      (4.39)
                                                   =============          =============
Diluted loss per common share                      $      (0.61)          $      (4.39)
                                                   =============          =============

Basic weighted average common
    shares outstanding                                5,460,461                183,907
                                                   =============          =============

                                     See Accompanying Notes to Financial Statements



                                                   U.S. CANADIAN MINERALS, INC.
                                                STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE MONTHS ENDED MARCH 31, 2004
                                                           (UNAUDITED)



                                                                                                         Accumulated
                               Preferred A Series  Preferred B Series     Common Stock       Additional Deficit During     Total
                              -------------------  ------------------- --------------------    Paid-In   Development   Stockholders'
                                Shares    Amount     Shares    Amount    Shares    Amount      Capital      Stage          Equity
                              --------- ---------  --------- --------- ---------- ---------  ----------- -------------  ------------
Balance at December 31, 2003    112,500 $     113    140,000 $     140    445,149 $     445  $13,809,140 $(15,016,484)  $(1,206,646)

 Issuance of preferred stock
   in satisfaction of
   Company liabilities           10,000        10         --        --         --        --      156,406           --       156,416

 Issuance of common stock
   in satisfaction of
   Company liabilities               --        --         --        --     13,209        13      323,599           --       323,612

 Issuance of common
   stock for services,
   weighted average price
   of $4.81                          --        --         --        --    691,720       692    3,324,960           --     3,325,652

 Conversion of preferred
   A series stock into
   common stock                (104,600)     (105)        --        --  1,460,000     1,460       (1,355)          --            --

Issuance of common stock
  related to joint
  venture agreement with
  Nevada Minerals, Inc.              --        --         --        --  5,000,000     5,000    6,895,000           --     6,900,000

 Net loss                            --        --         --        --         --        --           --   (3,328,978)   (3,328,978)
                              --------- ---------  --------- --------- ---------- ---------  ----------- -------------  ------------

 Balance at March 31, 2004       17,900 $      18    140,000 $     140  7,610,078 $   7,610  $24,507,750 $(18,345,462)  $ 6,170,056
                              ========= =========  ========= ========= ========== =========  =========== =============  ============

                                          See Accompanying Notes to Financial Statements


                                         U.S. CANDIAN MINERALS, INC.
                                           STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                 (UNAUDITED)



                                                                   For the three months ended      December 8, 2000
                                                                --------------------------------  (Inception) through
                                                                March 31, 2004    March 31, 2003    March 31, 2004
                                                                --------------    --------------    --------------
Cash flows from operating activities:
     Net loss                                                    $(3,328,978)      $  (807,312)      $        --
     Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Stock based expenses                                       3,325,652           556,160           556,160
        Depreciation and amortization                                  1,572             1,086             1,086
        Impairment on intangible assets                                                     --                --
        Bad debt expense on other receivable                                                --                --
     Changes in operating assets and liabilities:
        Change in accounts receivable                                     --             9,963             9,963
        Change in inventory                                               --             1,179             1,179
        Change in prepaid expenses and other current assets               --           (12,270)          (12,270)
        Change in other assets                                            --                --                --
        Change in bank overdraft                                          --                --                --
        Change in accounts payable and accrued liabilities             2,020           151,206           151,206
        Change in due to related parties                                  --            52,801            52,801
        Change in other liabilities                                       --                --                --
                                                                 ------------      ------------      ------------
            Net cash provided by operating activities                    266           (47,187)          760,125
                                                                 ------------      ------------      ------------

Cash flow from investing activities:
     Purchase of fixed assets                                             --                --                --
                                                                 ------------      ------------      ------------
                                                                          --                --                --
                                                                 ------------      ------------      ------------

Cash flow from financing activities:
     Proceeds from notes payable-related parties                          --            44,200            44,200
     Principal payments on notes payable-related parties                  --           (13,200)          (13,200)
     Proceeds from sale of common stock                                   --            12,150            12,150
     Change in other receivables                                          --             2,750             2,750
                                                                 ------------      ------------      ------------
                                                                          --            45,900            45,900
                                                                 ------------      ------------      ------------

Net change in cash                                                       266            (1,287)          806,025

Cash, beginning of period                                                142             2,503             2,503
                                                                 ------------      ------------      ------------

Cash, end of period                                              $       408       $     1,216       $   808,528
                                                                 ============      ============      ============


                                See Accompanying Notes to Financial Statements

                          U.S. CANADIAN MINERALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.      BASIS OF PRESENTATION
        ---------------------

        The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of U.S. Canadian Minerals, Inc. (the "Company").

        The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of U.S. Canadian Minerals, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

        The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

        GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $18,345,000 since its inception and requires capital for its contemplated operational activities to take place. The company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                          U.S. CANADIAN MINERALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.      SIGNIFICANT ACCOUNTING POILICIES
        --------------------------------

        USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        REVENUE RECOGNITION - Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

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

        The Company issued no stock, neither granted warrants or options, to employees for compensation for the three months ended March 31, 2004 and 2003.

3.      INVESTMENT IN JOINT VENTURE
        ---------------------------

        On January 20, 2004, the Company entered into joint venture agreement with Nevada Minerals, Inc. to develop up to 500,000 acres of potential Kimberlite Mineral property located in Canada. The Company was required to contribute 5,000,000 shares of its common stock as its capital contribution to the joint venture. As a result of this capital contribution, the Company shall be entitled to receive 20% of the revenue generated from the property. The value of this transaction approximates $6,900,000 based upon the fair value the said shares on the consummation of such agreement.

4.      DUE TO RELATED PARTIES
        ----------------------

        As of March 31, 2004, due to related parties totaling $25,315 are comprised of amounts due to various officers, directors and shareholders to which are unsecured, non-interest bearing, and due on demand.

                                    U.S. CANADIAN MINERALS, INC.
                                    NOTES TO FINANCIAL STATEMENTS
                                             (UNAUDITED)


5.      NOTES PAYABLE-RELATED PARTIES
        -----------------------------
        Notes payable-related parties consist of the following as of March 31,
        2004:

        Note payable to stockholder, unsecured, bearing interest at 10% per annum plus $10,000 to be paid in common stock, the Company is in default on this note as a result of past due maturities and delinquent
        interest payments)                                                            $      130,030

        Note payable to stockholder, unsecured, bearing interest
        at 10% per annum, past due and delinquent                                            115,303

        Note payable to stockholder, unsecured, bearing interest
        at 18% per annum, past due and delinquent                                             25,000

        Note payable to stockholder, unsecured, bearing interest at 10% per annum, the Company is in default on this note as a result of past due maturities and delinquent interest
        payments                                                                              10,000

        Note payable to stockholder, unsecured, bearing interest at 5%
        compounded monthly, the Company is currently in default on this note as a result of past due maturities and
        delinquent interest payments                                                           7,481

        Note payable to director and officer, unsecured, bearing
        interest at 10% per annum, past due and delinquent                                     5,255

        Note payable to stockholder, unsecured, bearing interest
        at 10% per annum, past due and delinquent                                              2,072

        Note payable to stockholder, unsecured, bearing interest
        at 10% per annum, past due and delinquent                                              1,666

        Note payable to former officer, unsecured, bearing interest
        at 10% per annum, past due and delinquent                                                500
                                                                                      --------------
                                                                                             297,307
        Accrued interest payable                                                             116,752
                                                                                      --------------

                                                                                      $      414,059
                                                                                      ==============

                                    U.S. CANADIAN MINERALS, INC.
                                    NOTES TO FINANCIAL STATEMENTS
                                             (UNAUDITED)

6.      STOCKHOLDERS' EQUITY
        --------------------

        COMMON STOCK - In January 2004, the Company approved a 125-to-1 reverse stock split of its common stock. Accordingly, the accompanying financial statements have been retroactively adjusted from inception.

        In January 2004, the Company issued 13,209 shares of its common stock to an officer and a shareholder in satisfaction of an outstanding liabilities from 2003 totaling $323,612.

        In January 2004, the Company issued 250,964 shares of its common stock to an officer and a shareholder for services totaling $336,821.

        In January 2004, the Company issued 22,970 shares of its common stock to various parties for services totaling $57,410.

        In January 2004, the Company issued 5,000,000 shares of its common stock related to a joint venture agreement as discussed in Note 3, totaling $6,900,000.

        In January 2004, the Company issued 460,000 shares of its common stock as a result of the conversion of 4,600 shares preferred stock.

        In February 2004, the Company issued 1,000,000 shares of its common stock as a result of the conversion of 10,000 shares preferred stock.

        In February 2004, the Company issued 9,312 shares of its common stock to various parties for services totaling $30,256.

        In March 2004, the Company issued 408,474 shares of its common stock various parties for services totaling $2,901,166.

        PREFERRED STOCK - SERIES A - In January 2004, the Company issued 10,000 shares of Class A Preferred Stock in satisfaction of a Company liability totaling $156,416.

Item 2. PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS
--------------------------

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth
strategies; and, (iii) the  Company's   financing   plans.   Investors  are
cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

PLAN OF OPERATION
-----------------

On January 2, 2004, the Company changed its name from Barrington Foods International, Inc. to U.S. Canadian Minerals, Inc. This marked a material, significant and fundamental change in the Company's business, and future plans. The Company abandoned the business plan it tried to implement since 2001, that focused on marketing and selling a variety of soy based food products and other consumer goods to developing nations. In its place, the Company decided to pursue the mining development business, focusing on (1) acquiring rights to land where precious and semi precious minerals and rocks were believed to exist; acquiring the necessary equipment and know how to operate the mines; and, selling the ore for profit; and, (2) expanding its mining business into other mining related ventures that included acquiring and operating existing smelting and milling operations.

Each of the ventures discussed below must be read in conjunction with the following section regarding risk factors associated with mining for precious minerals and gemstones.

COMMON RISKS ASSOCIATED WITH MINING FOR PRECIOUS MINERALS AND GEM STONES
------------------------------------------------------------------------

Generally speaking, there are a number of basic geological tests that must be successfully completed by a developer in order to justify full-scale mining operations for precious minerals and gemstones at any site. Typically, aerial magnetic surveys are first conducted over a particular tract of land. These surveys provide imaging based upon the magnetic qualities of gold and diamonds that can be detected through the magnetic technology in any given cubic meter of raw land. Assuming that the magnetic aerial examination reveals the presence of gold, diamonds, or other precious minerals, the next step is to perform auger drilling at the site. This involves drilling small core samples, approximately 1-2 inches in diameter, and analyzing them for the existence of trace minerals at various depths. Once the core samples are examined and evaluated, and assuming that the core samples reveal amounts of precious metals, minerals and/or diamonds, then bulk sampling occurs in those areas shown by auger drilling to have the most potential. The land is divided into "grids." Bulk sampling involves using backhoes and excavating up to 100 meters of raw dirt from promising grids for mill processing. Processing at the mill will result in a statistical analysis of approximately how many karats of diamonds, gold, or other precious minerals and gemstones may exist in each grid.

Once these steps are complete, then the developer of the area retains an independent expert geologist to review the developer's work and research. Typically, the independent geologist will perform some of the same tests described above. If the expert's results are consistent with that of the developer, then the expert verifies the tract (also referred to as being "proved up") and the resources on the land, then the developer proceeds to more large scale on site mining operations.

Undertaking the preliminary testing on any given tract of land is costly. The preliminary testing described above requires retaining persons who possess experience and sophisticated technology, such as with the aerial magnetic surveys. Additionally, there are substantial costs involved with hiring experienced persons to perform and analyze the auger drilling and bulk sampling. Further, hiring an independent expert to verify or prove up the resources can be both time consuming and costly. Aside from costs related to the professional expertise of persons necessary to perform these services, it should be noted that these services may have to be provided outside of the United States. As discussed below, there are at least two development interests the Company is pursuing in Canada and Brazil. There is no guarantee that the Company will be able to finance such testing on tracts where there has been no testing to date, such as the fort a la Corne, Prince Albert, Province of Saskatchewan, Canada property discussed below. Further, there is a substantial risk that even where the Company might be able to arrange for adequate financing to carry on preliminary testing, that there may not be evidence of sufficient amounts of precious metals, gemstones and/or minerals that would make it reasonable to proceed with full scale mining operations, resulting in the foreseeable possibility that the Company could incur large losses on unsuccessful developments and related projects.

Presently, the Company does not have sufficient funds to implement the business plan it adopted and as described herein. The Company expects that it will need to acquire debt and equity financing in order to sustain operations over the next twelve month period. There is no guarantee that the Company will acquire such financing, and so readers are warned to take this into account when evaluating this issuer.

The Company's accountant has included the following statement in its notes to this filing:

"The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $18,345,000 since its inception and requires capital for its contemplated operational activities to take place. The company's ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties."


THE JOINT VENTURE WITH NEVADA MINERALS, INC./SASKATCHEWAN PROPERTY
------------------------------------------------------------------

On January 20, 2004, the Company entered into a formal joint venture agreement with Nevada Minerals, Inc. to develop up to 500,000 acres of potential Kimberlite Mineral property located on the east and northwest sides of fort a la Corne, Prince Albert, Province of Saskatchewan, Canada. Kimberlite and Kimberlite pipes are the raw materials from which diamonds may be extracted. The joint venture operates under the name "NevCan." The joint venture has a term that expires on January 20, 2005. By the terms of the joint venture contract, the Company has the rights to twenty percent of the revenues from mining operations at the site. As consideration for entering into the joint venture, the Company paid to Nevada Minerals, Inc. five million shares of restricted common stock. For its part, Nevada Minerals, Inc. tendered its rights to develop the 500,000 acres at the fort a la Corne, Prince Albert site. No on site mining development of this property presently exists and no preliminary testing has occurred. All prospective mining operations on this land are contingent on a number of preliminary tests being successfully completed, as discussed above.

On February 26, 2004, the Company entered into a joint venture agreement with CMKM Diamonds, Inc., a Nevada corporation, to conduct a airborne survey of the fort a la Corne Kimberlite fields, including the 500,000 acres held by NevCan. The aerial survey will use a tri-axial magnet gradient to discover Kimberlite and Kimberlite pipes. The Company is one of many other joint venture partners in the aerial survey, all of whom own or have rights to develop land in the fort a la Corne area. The aerial survey has not been completed and is a condition precedent to the Company and NevCan proceeding with further on site development that includes exploratory core sample drilling. Even if Kimberlite and/or Kimberlite pipes are located by virtue of the aerial survey, there is no guarantee that any Kimberlite pipes actually contain diamonds without further investment by the Company into developmental testing and verification. Further, there is no guarantee that the Company will be able to raise the necessary funding to co mplete the venture. Aside from these risk factors, other risk factors exist for the Company when it does business in another foreign and sovereign nation. The Company's operations in Canada (and elsewhere, see the discussion that follows) will be subject to the laws and regulations of the foreign sovereigns where the Company is operating. To the extent that the Company has legal disputes with foreign nationals, the procedures for resolving those disputes will be handled procedurally by the application of international treaties like the "Andean Pact" and the "Paris Convention" of 1883.

JUINA MINING CORPORATION ACQUISITION.
-------------------------------------

On February 23, 2004, the Company entered into a letter-of-intent with the owners of Juina Mining Corporation [a Nevada Corporation] to acquire majority voting interest in Juina's capital stock in exchange for $200,000.00. Subsequent to entering into the letter of intent, the parties entered into a formal definitive agreement in which the Company agreed to purchase 10,000,000 shares of preferred stock in the Juina Mining Corporation, with a voting conversion rate of 8 to 1, in exchange for the Company paying $100,000 in cash and executing a note for the payment of an additional $100,000. The parties later agreed to a single payment by the Company of $116,000.00 and the payment of the balance of $86,000.00 due on a promissory note that matures on May 24, 2004.

The Company believes that acquiring Juina Mining will provide it with revenues based upon Juina's existing joint venture with DIAGEM International Resource Corporation, a Canadian corporation, in the Juina Mining Mineracao, Ltd., a firm that owns 86% of the mining and mineral rights to approximately 1000 hectares (2,477 acres approximately) of potential diamond bearing land in the province of Juina Mato Grosso, Brazil. The property is located 342 miles north of the city of Cuiaba by air or 450 miles by road near the major urban center of Mato Grosso. The area is serviced by air and land transportation.

Full-scale bulk sampling has not been carried out on the property, and so the venture has not progressed to the point where an independent expert geologist can conduct an investigation and evaluation to prove up the land as a resource area. This venture is on a small scale and in its early stages. However, mini-bulk sampling has occurred, and based on that the Company believes that the property does have potential to produce diamonds.

The mini-bulk sampling and auger drilling was conducted by DIAGEM, and its report indicated that the property had diamond potential, and that to a limited degree the property was diamond bearing. On March 3, 2004, the Company named Dr. Hutchinson to lead its Mining Advisory Board. Dr. Hutchinson holds a Bachelor of Sciences degree with honors from the University of Edinburgh, and for the past ten years has been studying diamonds in the Juina area-studies that formed the basis for his Ph.D. thesis in 1997. Additionally, the Company learned that the property had a long history of diamond mining, and based upon due diligence carried out by Dr. Mousseau Tremblay, formerly of DeBeers Canada, the property was determined to contain promising prospects. In December, 2000, Dr. Tremblay, after visiting the site, reported extraction of significant numbers of stones with encouraging grades and diamond sizes from mini bulk sampling.

Mini bulk sampling of the property does not necessarily reflect the alluvials of the property as a whole, and this venture is still in its start up phases. Considerable risks are attendant to this operation. Full-scale bulk sampling must be completed, then the land must be proven to be a resource area by an independent expert geologist. The risks and costs of such a project have been discussed above and are equally as applicable here. The expected on site operation in Juina will be comprised of a welding fabrication house, primary welding screen, a 4 tier vibrating screen seperator, talings conveyors, and a magnetic screen separator house. Employees will have to be retained to operate the site. No employees have yet been hired, and the Company's present inability to raise sufficient capital to complete the full scale bulk sampling and retain an independent geological expert to prove up the area as a resource is a significant risk to it being implemented and successful. The Company expects that it will have t o utilize equity and debt financing to obtain sufficient funding in order to implement this strategy. However, there are no guarantees that the Company will be able to obtain such funding, and this is also a substantial risk factor.

It is also critical to note that the Juina Mining/DIAGEM joint venture imposed a "hibernation period" on development of the property in October, 2001. This "hibernation period" effectively curtailed exploration and development of mining operations. However, given the recent flow of new finds and given the current economic development, the Company believes that the area is now ready to emerge from "hibernation" and that key personnel are now ready to commence production. A permit to begin exploration and production has been timely filed and awaits local governmental approval, which is expected in due course. However, there is no such guarantee that this permit will be approved or issued. This is a critical risk to the operation. However, the Company believes that based upon its due diligence and the information it has collected on the Hutchison thesis and the Tremblay work, that the hibernation period is over and it is a desirable and worthwhile risk. If the local governmental authorities deny the Company a p ermit to continue development of the Juina property, then execution of the Company's plans in this regard may be cancelled or curtailed, depending on if and when governmental approval is acquired.

NEVADA MAGNETIC MATERIAL, INC. ACQUISITION
------------------------------------------

On March 16, 2004, the Company signed a letter of intent to purchase all of the outstanding common stock of Nevada Magnetic Material, Inc., a Nevada corporation. On March 17, 2004 the parties entered into a definitive agreement consummating the acquisition of Nevada Magnetic Material, Inc. by the Company. The terms of the agreement required the Company to exchange 50,000 shares of restricted common stock in exchange for 100% of the issued and outstanding shares of Nevada Magnetic Material, Inc.

Nevada Magnetic Material, Inc. owns mineral rights to real property located approximately 100 miles south of Las Vegas, Nevada. Since it was established in 1990, Nevada Magnetic was in the business of processing raw ore into Anode Bars. This is accomplished by converting raw ore into a concentrate by sifting and otherwise processing it so that essential and valuable components of the raw ore, including gold, platinum, and silver, are changed into a transportable form-the Anode Bar. Once developed into this form, the Anode Bars can be transported for further processing into more pure elements, like gold bullion.

Nevada Magnetic Material, Inc. possessed equipment necessary to process the raw ore into Anode Bars, but lacked the equipment to further refine the Anode Bars into bullion. Nevada Magnetic had no active business when the Company acquired it.

Alpha Research Corporation certified Assay Reports on Anode Bars produced by Nevada Magnetic Material, Inc. at its Southern Nevada site by in November, 1989. Those reports concluded that elements including gold, silver, platinum and Rhodium were present.

The Company's plans for Nevada Magnetic Material, Inc. are to invest money into making the operation a going concern, and to actively mine the land and produce Anode Bars. Additionally, the Company wants to acquire the necessary equipment to further refine the Anode Bars into bullion. However, these plans are subject to the caveats discussed above regarding the Company obtaining sufficient funding to execute this business plan.

YELLOW RIVER GOLD MINE ACQUISITION
----------------------------------

On March 22, 2004, the Company, by and through Juina Mining Corporation, acquired an 80% interest in the Yellow River Mining, S.A., an Ecuador corporation, in exchange for 5,000,000 shares of the Company's restricted common stock. Yellow River Mining, S.A. holds legal rights and claims to gold mining operations in "Provincia Del Oro" [Province of Gold] in southwest Ecuador. The area is well known for gold mining operations that have been carried on there since the 1600s. However, the present mining operations are rudimentary and much of the mining work is done by hand. Very little modern mining equipment is available or used. No aerial surveys, mini bulk sampling or full bulk sampling have occurred on the property. An independent expert geologist has not proved up the area as a reserve or a resource. No equipment exists on site or otherwise owned or controlled by the Company, that would allow full scale development of the mine should it satisfy all conditions precedent to it being determined to be a resourc e. Thus, in order for the Company to develop this asset, financing will have to be acquired in order to satisfy the conditions precedent for full-scale mining to occur, and there are no guarantees that the Company will obtain such financing.

On May 7, 2004, Company representatives Rendal Williams and Alejo Bermudez traveled to the Yellow River mine to conduct an inspection. Neither man is a qualified geologist able to assess the potential of the land to produce gold or the amounts of precious metals that might exist there. However, after reviewing the operations for approximately five days, Mr. Williams and Mr. Bermudez returned bringing with them samples of gold removed from the Yellow River mine. This ore has not undergone independent testing to determine its purity or karat weight. Additionally, Yellow River is to forward dore bars of gold bearing ore are to be transported to the Company in due course for further examination and evaluation by the Company. It is also noteworthy that the Company undertook due diligence, and reviewed prior to acquiring Yellow River, documentation regarding the legal rights of Yellow River to the mining area, and Yellow River's legal status and capacity under the operative Ecuadorian legal documents.

Costs to implement this plan may be significant, since the land parcel is located in Ecuador. Presently, the Company does not have the wherewithal to financially support the development, but may if adequate debt or equity financing arrangements can be made. Further, the fact that the subject property is in Ecuador presents some potential problems for the Company should legal disputes arise between it and the Ecuador government, or Ecuadorian third parties. Potential trouble areas may include issues related to environmental regulations often governed by international treaties such as the "Andean Pact," the "Pan American International Convention," and the "Paris Convention" of 1883. Civil disputes between citizens and/or entities of different countries are often governed by procedures and laws developed under the above noted and other international treaties. Presently however, there are no such disputes or legal issues that are germane to this discussion or filing.

JOINT VENTURE WITH EL CAPITAN PRECIOUS METALS, INC.
---------------------------------------------------

On May 11, 2004 the Company entered into a joint venture agreement with El Capitan Precious Metals, Inc., a Nevada corporation. The joint venture operates under the name "CanBII" and will operate until May 11, 2020, unless terminated earlier pursuant to the terms of the joint venture agreement. El Capitan Precious Metals, Inc., in exchange for 720,000 shares of the Company's restricted stock, agreed to convey 80% of the interest it holds in mining claims designated as the "COD" Mining claim located 18 miles north of Kingman, Arizona. The parties agreed to divide the profits equally during the term of the joint venture.

The COD mining claims are comprised of rights to assets including "tailings" and "Settlement Ponds." "Tailings" is a term of art that refers to waste generated during processing of raw land for precious minerals, metals and gemstones. Tailings may contain reasonably recoverable traces of precious metals that are valuable if further reclamation processes are carried out. "Settlement Ponds" refers to waste water generated from similar processing procedures connected to the extraction processes to obtain precious metals, minerals and gemstones. The wastewater produced by the extraction process can be successfully re-processed to extract trace amounts of precious metals such as gold. The process of extracting the precious metals from wastewater can take anywhere from 3 to 20 days. El Capitan Precious Metals, Inc. holds governmental permits to conduct the extraction process that comply with both state and federal environmental laws and regulations.

In 2001 El Capitan Precious Metals, Inc. commissioned an independent geological report regarding the ground values of the COD mining claim. Z & Z Geological Consultants conducted the review and prepared the report, and the Company obtained and reviewed the report before entering into the joint venture. The analysis conducted by Z & Z Geological Consultants indicated that the COD mining claim comprised a number of precious metals and minerals, including gold, silver, lead, zinc and copper. Considering these facts in conjunction with expected secondary extraction of tailings and settlement ponds of 85% resulted in an evaluation of the reclamation project to be approximately worth a gross amount of $120,165,709 in 2001. The Company desires to re-evaluate the Z & Z report and has plans to commission a new review, examination and evaluation by an independent third party expert geologist.

OFF BALANCE SHEET ARRANGEMENTS.
-------------------------------

The Company has reviewed its present obligations, contingent interests and contingent obligations to determine if any qualify as off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The Company presently has no obligations, contingent interests and/or contingent obligations that: (1) guarantee, either directly or indirectly, the indebtedness of others; (2) amount to retained or contingent interests in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity for such assets; (3) are under a contract that would be accounted for as a derivative instrument; or (4) are an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the small business issuer, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with, the small business issuer.

Item 3. CONTROLS AND PROCEDURES.

Within the 90 days prior to March 31, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.




                           PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

Item 2. CHANGES IN SECURITIES.

Common stock - In January 2004, the Company approved a 125-to-1 reverse stock split of its common stock. Accordingly, the accompanying financial statements have been retroactively adjusted from inception.

In January 2004, the Company issued 13,209 shares of its common stock to an officer and a shareholder in satisfaction of an outstanding liabilities from 2003 totaling $323,612.

In January 2004, the Company issued 250,964 shares of its common stock to an officer and a shareholder for services totaling $336,821.

In January 2004, the Company issued 22,970 shares of its common stock to various parties for services totaling $57,410.

In January 2004, the Company issued 5,000,000 shares of its common stock related to a joint venture agreement as discussed in Note 3, totaling $6,900,000.

In January 2004, the Company issued 460,000 shares of its common stock as a result of the conversion of 4,600 shares preferred stock.

In February 2004, the Company issued 1,000,000 shares of its common stock as a result of the conversion of 10,000 shares preferred stock.

In February 2004, the Company issued 9,312 shares of its common stock to various parties for services totaling $30,256.

In March 2004, the Company issued 408,474 shares of its common stock various parties for services totaling $2,901,166.

Preferred stock - Series A - In January 2004, the Company issued 10,000 shares of Class A Preferred Stock in satisfaction of a Company liability totaling $156,416.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended March 31, 2004, no matters were submitted to the Company's shareholders for a vote.

Item 5.  OTHER INFORMATION.

On April 28, 2004 the Company's board of directors named Mark Hutchinson as a director and appointed Rick Taulli as Chief Operations Officer.

On May 17, 2004 the Company relocated its principal executive offices to 4955 South Durango Drive, Ste. 216 Las Vegas, NV, 89113.

The Company intends to file under Form 8-K-subsequent to the filing of this Form 10-QSB-copies of all relevant acquisition agreements mentioned in this filing, and to file relevant financials on the businesses acquired within 60 days of this filing.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

On January 16, 2004 the Company reported on Form 8-K under Item 5: Other Events and Regulation FD Disclosure, that on January 2, 2004, the name of the corporation was changed to U.S. Canadian Minerals, Inc., and that on January 5, 2004, Michael Kaufman resigned as director and President of the corporation and was replaced by Rendal Williams.

The Company also reported its new address of 3960 Howard Hughes Parkway, 5th Floor Las Vegas, NV 89109.


                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 20, 2004.


                             U.S. Canadian Minerals, Inc.
                             -----------------------------------
                                        Registrant

By: /s/ Rendal Williams
-----------------------
Rendal Williams
Chairman of the Board
Chief Executive Officer
Secretary/Treasurer

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of U.S. Canadian Minerals, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

By: /s/ Rendal Williams                       Date May 20, 2004
    ------------------------                       ------------
    Rendal Williams
    Chief Executive Officer
    Chief Financial Officer

                                 CERTIFICATION
                            PURSUANT TO SECTION 302

I, Rendal Williams, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of U.S. Canadian Minerals, Inc.

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


Date: May 20, 2003                       By: /s/ Rendal Williams
                                                 -------------------
                                                 Chief Executive Officer
                                                 Chief Financial Officer