Form 10QSB
period 2004-06-30
U S CANADIAN MINERALS INC
filed 2004-08-23
CIK 1104194

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2004

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from ________ to ___________


                         Commission File Number: 0-25523


                          U.S. CANADIAN MINERALS, INC.
             (Exact Name of Registrant as Specified in its Charter)


             NEVADA                                        33-0843633
(State of other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                      Identification Number)


       4955 S. Durango Suite 216
              Las Vegas, NV                                  89113
   (Address of principal executive offices)               (Zip Code)


       Registrant's Phone: (702) 433-8223         Fax: (702) 873-8917


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of June 30, 2004, the issuer had 8,562,345 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes [ ]  No [X]

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES

                                FORMERLY KNOWN AS
                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2004 AND DECEMBER 31, 2003

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants                           F-1

Consolidated Financial Statements

       Consolidated Balance Sheets                                           F-2

       Consolidated Statements of Operations                                 F-3

       Consolidated Statements of Stockholders' Equity (Deficit)       F-4 - F-6

       Consolidated Statements of Cash Flows                           F-7 - F-8

Notes to Consolidated Financial Statements                                   F-9

                          Independent Auditors' Report


To the Board of Directors and Stockholders
U.S. Canadian Minerals, Inc., and Subsidiaries formerly known as Barrington Foods International, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of U.S. Canadian Minerals, Inc. and Subsidiaries (the Company), formerly known as Barrington Foods International, Inc., as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2003 and for the period from December 8, 2000 (date of inception) through December 31, 2003 were audited by another auditor whose report, dated April 15, 2004, expresses a going concern qualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and the results of its operations, changes in stockholders equity and cash flows for the six months then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has historically suffered losses from operations and has terminated the operations of Barrington Foods International and re-emerged under the name of U.S. Canadian Minerals as a development stage company. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ CHILD, SULLIVAN AND COMPANY

Child, Sullivan and Company
August 19, 2004
Kaysville, Utah

                                   U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
                              FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS

                                                                                                      DECEMBER 31,
                                                                                   JUNE 30, 2004          2003
                                                                                   -------------     -------------
ASSETS
Current assets
   Cash                                                                            $      1,321      $        142
                                                                                   -------------     -------------
      Total current assets                                                                1,321               142

Fixed assets, net                                                                         3,144             6,288

Other assets
   Mineral rights                                                                     7,370,250                --
   UCRC option                                                                           50,000                --
   Rent deposit                                                                          11,550                --
                                                                                   -------------     -------------
     Total other assets                                                               7,431,800                --

Total assets                                                                       $  7,436,265      $      6,430
                                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
    Accounts payable and accrued liabilities                                       $    289,656      $    259,674
    Accounts payable - related parties                                                  178,800           480,028
    Other liabilities                                                                    59,315            59,315
    Notes payable - related parties, including accrued
       interest of $20,291 and $0, respectively                                         585,077            13,236
    Notes payable - non-related parties, including accrued
       interest of $131,956 and $116,752, respectively                                  416,027           400,823
                                                                                   -------------     -------------

Total current liabilities                                                             1,528,875         1,213,076
                                                                                   -------------     -------------

Total liabilities                                                                     1,528,875         1,213,076

Minority interest                                                                       150,000                --

Stockholders' equity (deficit)
    Preferred stock - Series A; $0.001 par value; 1,000,000 shares authorized;
       16,250 and 112,500 shares issued and outstanding, respectively                        17               113
    Preferred stock - Series B; $0.001 par value; 1,000,000 shares authorized;
       140,000 shares issued and outstanding                                                140               140
    Common stock; $0.001 par value; 100,000,000 shares authorized;
        8,562,345 and 445,149 shares issued and outstanding, respectively                 8,562               445
    Additional paid-in capital                                                       23,434,545        13,809,140
    Accumulated deficit                                                             (17,685,874)      (15,016,484)
                                                                                   -------------     -------------

      Total stockholders' equity (deficit)                                            5,757,390        (1,206,646)
                                                                                   -------------     -------------

Total liabilities and stockholders' equity (deficit)                               $  7,436,265      $      6,430
                                                                                   =============     =============

                                  See Accompanying Notes to Financial Statements.

                                                       F-2

                                            U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
                                       FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                      PERIOD FROM
                                                                                                                    DECEMBER 8, 2000
                                                                                                                      (INCEPTION)
                                            THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,             THROUGH
                                              2004               2003              2004                2003          JUNE 30, 2004
                                         --------------     --------------     --------------     --------------     --------------
                                           (UNAUDITED)        (UNAUDITED)                           (UNAUDITED)
Revenue                                  $          --      $         145      $          --      $       8,226      $     171,551

Cost of revenue                                    464             12,287                464             20,075            130,632
                                         --------------     --------------     --------------     --------------     --------------
Gross income                                      (464)           (12,142)              (464)           (11,849)            40,919

Operating expenses
    Depreciation                                 1,572              1,137              3,144              2,223              9,879
    Consulting and professional fees-
      non-related party                        118,892            959,829          2,229,221            991,162          8,588,562
    Consulting and professional fees-
      related party                             65,000                 --            125,000            480,000          6,762,500
    Product development costs                       --                 --                 --                 --             37,370
    Other general and administrative
      expenses                                 127,316             35,214            174,091            280,751            997,874
                                         --------------     --------------     --------------     --------------     --------------
        Total operating expenses               312,780            996,180          2,531,456          1,754,136         16,396,185
                                         --------------     --------------     --------------     --------------     --------------

Loss from operations                          (313,244)        (1,008,322)        (2,531,920)        (1,765,985)       (16,355,266)

Other expenses
    E-Bait acquisition cost                         --                 --                 --            132,149            700,000
    Juina acquisition cost                          --                 --             66,000                 --             66,000
    Yellow River acquisition
      cost                                          --                 --             22,000                 --             22,000
    Interest expense - non-related
      party                                      7,602             82,500             29,179                 --            365,317
    Interest expense - related party            18,553                 --             20,291                 --             20,291
    Impairment of intangible asset                  --                 --                 --                 --            157,000
                                         --------------     --------------     --------------     --------------     --------------
        Total other expenses                    26,155             82,500            137,470            132,149          1,330,608
                                         --------------     --------------     --------------     --------------     --------------

Loss before provision for income taxes       (339,399)        (1,090,822)        (2,669,390)        (1,898,134)       (17,685,874)

Provision for income taxes                          --                 --                 --                 --                 --
                                         --------------     --------------     --------------     --------------     --------------

Net loss                                 $    (339,399)     $  (1,090,822)     $  (2,669,390)     $  (1,898,134)     $ (17,685,874)
                                         ==============     ==============     ==============     ==============     ==============

Basic and diluted loss per
  common share                           $        (.04)     $       (3.47)     $       (0.35)     $       (7.48)
                                         ==============     ==============     ==============     ==============

Basic and diluted weighted average
  common shares outstanding                  8,005,678            314,480          7,526,568            253,804

                                           See Accompanying Notes to Financial Statements.

                                                                 F-3

                                            U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
                                       FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                            Total
                                                                                                           Accumulated      Stock
                         Preferred A Series  Preferred B Series   Common Stock    Additional              Deficit During   -holders'
                         ------------------  ----------------- ------------------   Paid-In      Other      Development     Equity
                           Shares    Amount   Shares   Amount    Shares   Amount    Capital    Receivables    Stage       (Deficit)
                          ---------  ------  -------- -------- ---------- ------- -------------  --------  ------------  -----------
Balance at December 8,
  2000 (inception)              --   $  --        --  $    --         --  $   --  $         --        --  $         --  $        --

Issuance of shares to
  founders for
  services, $0.10               --      --        --       --      1,600       2        19,998        --            --       20,000

Net loss                        --      --        --       --         --      --            --        --       (20,000)     (20,000)
                          ---------  ------  -------- -------- ---------- ------- -------------  --------  ------------  -----------

Balance at
  December 31, 2000             --      --        --       --      1,600       2        19,998        --       (20,000)          --

Issuance of common
  stock for acquisition
  of E Bait, Inc., $0.001       --      --        --       --     12,576      12           (12)       --            --           --

Issuance of common shares
  for cash, $0.35               --      --        --       --      1,824       2        80,588        --            --       80,590

Issuance of common stock
  for services, $0.88           --      --        --       --     30,640      31     3,356,469        --            --    3,356,500

Net loss                        --      --        --       --         --      --            --        --    (4,326,361)  (4,326,361)
                          ---------  ------  -------- -------- ---------- ------- -------------  --------  ------------  -----------

Balance at
  December 31, 2001             --      --        --       --     46,640      47     3,457,043        --    (4,346,361)    (889,271)

Issuance of preferred
  stock in satisfaction
  of note payable, $5.00        --      --   140,000      140         --      --       699,860        --            --      700,000

Issuance of preferred
  stock for services,
  $60.00                    96,500      97        --       --         --      --     5,789,903        --            --    5,790,000

Issuance of common stock
  for cash, $0.07               --      --        --       --     17,870      18       148,512        --            --      148,530

Issuance of common
  stock for other
  receivables, $0.07            --      --        --       --      4,800       5        40,245   (40,250)           --           --

Issuance of common stock
  for property, $0.13           --      --        --       --      5,200       5        84,495        --            --       84,500

Issuance of common stock
  for services, $0.14           --      --        --       --     83,032      83     1,497,967        --            --    1,498,050

Issuance of common
  stock in satisfaction
  of notes payable-
  related parties, $0.17        --      --        --       --      1,520       1        31,629        --            --       31,630

Bad debt related to
  other receivable              --      --        --       --         --      --            --    37,500            --       37,500

Net loss                        --      --        --       --         --      --            --        --    (8,472,097)  (8,472,097)
                          ---------  ------  -------- -------- ---------- ------- -------------  --------  ------------  -----------

Balance at
  December 31, 2002         96,500      97   140,000      140    159,062     159    11,749,654    (2,750)  (12,818,458)  (1,071,158)



                                            U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
                                       FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                                                                            Total
                                                                                                           Accumulated      Stock
                         Preferred A Series  Preferred B Series   Common Stock    Additional              Deficit During   -holders'
                         ------------------  ----------------- ------------------   Paid-In      Other      Development     Equity
                           Shares    Amount   Shares   Amount    Shares   Amount    Capital    Receivables    Stage       (Deficit)
                          ---------  ------  -------- -------- ---------- ------- -------------  --------  ------------  -----------

Issuance of preferred A
  series stock for
  services, $7.00           80,000      80        --       --         --      --       559,920        --            --      560,000

Issuance of common stock
  for cash, weighted
  average price of
  $0.02 per share               --      --        --       --     61,257      61       166,456        --            --      166,517

Issuance of common
  stock in satisfaction
  of Company liabilities,
  weighted average
  price of $0.02                --      --        --       --      5,200       5        12,995        --            --       13,000

Issuance of common
  stock for related
  interest on notes
  payable, weighted
  average price of $0.06        --      --        --       --     26,974      27       216,878        --            --      216,905

Issuance of common stock
  for services, weighted
  average price of $0.07        --      --        --       --    141,456     142     1,103,224        --            --    1,103,366

Conversion of preferred
  A series stock into
  common stock             (64,000)    (64)       --       --     51,200      51            13        --            --           --

Bad debt related to
  Other receivable              --      --        --       --         --      --            --     2,750            --        2,750

Net loss                        --      --        --       --         --      --            --        --    (2,198,026)  (2,198,026)
                          ---------  ------  -------- -------- ---------- ------- -------------  --------  ------------  -----------

Balance at
  December 31, 2003        112,500     113   140,000      140    445,149     445    13,809,140        --   (15,016,484)  (1,206,646)

Cancellation of preferred
  shares                   (80,000)    (80)       --       --         --      --            80        --            --           --

Issuance of common
  stock in satisfaction
  of Company liabilities        --      --        --       --    129,444     129       479,975        --            --      480,104

Issuance of common
  stock for services,
  weighted average
  price of $1.51                --      --        --       --    280,950     281       438,649        --            --      438,930

Issuance of common
  stock for services-
  related party-weighted
  average price of $5.55        --      --        --       --    311,802     312     1,730,063        --            --    1,730,375

Conversion of preferred
  A series stock
  into common stock        (16,250)    (16)       --       --  1,625,000   1,625        (1,609)       --            --           --



                                            U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
                                       FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                                                                                                                            Total
                                                                                                           Accumulated      Stock
                         Preferred A Series  Preferred B Series   Common Stock    Additional              Deficit During   -holders'
                         ------------------  ----------------- ------------------   Paid-In      Other      Development     Equity
                           Shares    Amount   Shares   Amount    Shares   Amount    Capital    Receivables    Stage       (Deficit)
                          ---------  ------  -------- -------- ---------- ------- -------------  --------  ------------  -----------

Issuance of common
  stock for acquisition
  of mineral rights-
  Nevada Minerals, Inc.         --      --        --       --  5,000,000   5,000     5,170,000        --            --    5,175,000

Issuance of common
  stock for mineral
  rights- El Capitan
  Precious Minerals, Inc.       --      --        --       --    720,000     720     1,538,280        --            --    1,539,000

Issuance of common stock
   for acquisition of
   Nevada Minerals-wholly
   owned subsidiary             --      --        --       --     50,000      50       206,200        --            --      206,250

Common stock warrants
  issued for consulting
  services                      --      --        --       --         --      --        63,767        --            --       63,767

Net loss                        --      --        --       --         --      --            --        --    (2,669,390)  (2,669,390)
                          ---------  ------  -------- -------- ---------- ------- -------------  --------  ------------  -----------

Balance at June 30, 2004    16,250   $  17   140,000  $   140  8,562,345  $8,562  $ 23,434,545  $     --  $(17,685,874) $ 5,757,390
                          =========  ======  ======== =======  ========== ======= ============= ========= ============= ============

                                           See Accompanying Notes to Financial Statements.

                                                                F-6

                                U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
                            FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 PERIOD FROM
                                                                               PERIOD ENDED   DECEMBER 8, 2000
                                                             PERIOD ENDED        JUNE 30,    (INCEPTION) THROUGH
                                                             JUNE 30, 2004         2003         JUNE 30, 2004
                                                             -------------     ------------     -------------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $(2,669,390)     $(1,898,134)     $(17,685,874)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
         Stock based compensation                               2,233,071        1,481,660        14,777,892
         Compensation through issuance of debt                     50,000               --            50,000
         Operating expenses paid through issuance of debt          24,000               --            24,000
         E-bait acquisition costs                                      --               --           700,000
         Depreciation                                               3,144            2,223             9,879
         Impairment of intangible assets                               --               --           157,000
         Bad debt expense on other receivable                          --               --            40,250
     Changes in operating assets and liabilities
         Accounts receivable                                           --            9,964                --
         Inventory                                                     --            1,179                --
         Other assets                                                  --              700                --
         Accounts payable and accrued liabilities                  29,982           81,291           289,656
         Accounts payable to related parties                      178,877          181,714           178,800
         Accrued interest included in notes payable                35,495               --           152,247
         Other liabilities                                             --          100,000            59,315
                                                              ------------     ------------     -------------
             Net cash used by operating activities               (114,821)         (39,403)       (1,246,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                          --               --            (1,023)
                                                              ------------     ------------     -------------
             Net cash used in investing activities                     --               --            (1,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                  116,000           37,000           942,816
     Principal payments on notes payable                               --          (15,000)          (89,274)
     Proceeds from sale of common stock                                --           12,150           395,637
     Change in other receivable                                        --            2,750                --
                                                              ------------     ------------     -------------
             Net cash provided by financing activities            116,000           36,900         1,249,179
                                                              ------------     ------------     -------------

Net change in cash                                                  1,179           (2,503)            1,321

Beginning cash balance                                                142            2,503                --
                                                              ------------     ------------     -------------

Ending cash balance                                           $     1,321      $        --      $      1,321
                                                              ============     ============     =============

                               See Accompanying Notes to Financial Statements.

                                                     F-7

                                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
                              FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                    PERIOD FROM
                                                                                 PERIOD ENDED    DECEMBER 8, 2000
                                                               PERIOD ENDED        JUNE 30,     (INCEPTION) THROUGH
                                                               JUNE 30, 2004         2003          JUNE 30, 2004
                                                               -------------     ------------      -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
     Cash paid for interest                                    $       --        $       --        $      100
     Cash paid for income taxes                                $       --        $       --        $       --

Schedule of non-cash investing and financing activities

     Issuance of 1,441,429 shares of common stock
         in satisfaction of due to related parties                     --           164,500           164,500

     Issuance of 1,303,286 shares of common stock in
         satisfaction of other liabilities                             --            72,200            72,200

     Issuance of 1,514,000 share of common stock
         for other receivable related to redemption
         of preferred stock                                            --           149,940           149,940

     Issuance of 129,444 shares of common stock in
         satisfaction of Company liabilities                      480,028                --           480,028

     Issuance of 592,752 shares of common stock for
         services                                               2,169,024                --         2,169,024

     Issuance of 5,000,000 shares of common stock for
         joint venture agreement                                5,175,000                --         5,175,000

     Issuance of 720,000 shares of common stock for
         joint venture agreement                                1,539,000                --         1,539,000

     Issuance of 50,000 common shares for
         acquisition of wholly owned subsidiary                   206,250                --           206,250

                                 See Accompanying Notes to Financial Statements.

                                                       F-8

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1.       DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS - U.S. Canadian Minerals, Inc., formerly known as Barrington Foods International, Inc., (hereinafter referred to as the "Company") is a development stage company in accordance with Statement of Financial Accounting Standards No. 7. Up until January 2004, the Company's main focus was on the manufacture/distribution of food products. In January 2004, the Company changed its business focus to the acquisition of mineral rights, mining resources and the development of mining operations to extract minerals by acquiring existing active and inactive mining operations and/or assets. On January 2, 2004, the Company changed its name from Barrington Foods International, Inc. to U.S. Canadian Minerals, Inc. The Company has not yet begun the process of obtaining shareholder approval for quasi-reorganization. At such time the Company completes its reorganization by obtaining such approval, the cumulative deficit from historical operations of the former Barrington Foods International will be offset against the paid in capital of the Company.

HISTORY - Barrington Foods International, Inc., formerly E-Bait, Inc, ("E-Bait") was incorporated in the State of California in February 1999. In August 2001, E-Bait consummated an acquisition and merger agreement (the "Agreement") to acquire all 200,000 shares of outstanding capital stock of Barrington Foods International, Inc. ("BFI"), a Nevada corporation, in exchange for 1,772,015 shares of E-Bait's common stock and a note payable of $700,000 (the "Transaction"). Accordingly, the stockholders of BFI received an additional 1,552,015 shares of E-Bait's common stock and converted the existing 200,000 shares of BFI's common stock into E-Bait common stock. Prior to the Transaction, E-Bait was a public company with nominal operations, assets, and no liabilities; and BFI was an operational privately held company. The Transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the Transaction is equivalent to the issuance of stock by the privately held company (BFI) for the net monetary assets of the public company (E-Bait), accompanied by a recapitalization. The accounting for the Transaction is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets was recorded. Accordingly, these financial statements are the historical financial statements of BFI. Barrington Foods International, Inc. was incorporated on December 8, 2000. Therefore, these financial statements reflect activities from December 8, 2000 (Date of inception for Barrington Foods International, Inc.) and forward.

In August 2001, the Company's Board of Directors adopted a resolution whereby it approved a 10-to-1 stock split of the issued and outstanding shares of common stock. In December 2001, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-10 reverse stock split. In December 2003, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-100 reverse stock split. In January 2004, the Company's Board of Directors approved a 125-to-1 reverse stock split of its common stock.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Accordingly, the accompanying financial statements have been retroactively restated to reflect the stock splits as if such stock splits occurred as of the Company's date of inception.

During the six months ended June 30, 2004, the Company commenced the acquisition of interests in mineral rights and underlying mining operations through the issuance of shares for the acquisition of the shares of certain entries and entering into joint venture agreements (see note 2). Some of theses acquisitions have been accounted for as business combinations of subsidiaries and variable interest entities.

GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and has incurred cumulative net losses of approximately $17,700,000 since inception.

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing, successfully develop its contemplated plan of operations, and transition, ultimately, to the attainment of profitable operations. Also, the Company's new business calls for the acquisition of various types of mining claims of precious metals. Management believes its due diligence procedures will assure the acquisition of the rights to profitable operational means that will enable it to maintain positive cash flow from its operations in the near future.

The Company plans to raise operating capital via debt and equity offerings in order to continue as a going concern and has been successful in raising some capital for future acquisitions (see note 12). However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates such as the fair value of restricted shares issued for mineral rights, business combinations, goodwill, consulting services etc., as well as estimates of value of compensatory stock options may change in the near future.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

INTERIM FINANCIAL REPORTING - The Company has a financial reporting period of 12 months ending December 31. The financial statements for the interim period ended June 30, 2004 have been prepared based on accounting principles and practices used by the Company on its latest annual financial statements.

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

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

MINERAL RIGHTS OTHER THAN OIL AND GAS - Financial Accounting Standard No. 89 "Financial Reporting and Changing Prices" paragraph 14 requires the Company to disclose certain additional information relating to its mineral resource assets (see note 2).

NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares (such as convertible preferred stock and common stock warrants) are excluded if their effect is antidilutive. For the year ended December 31, 2003 and for the period from December 8, 2000 (Date of Inception) through December 31, 2003, the Company had not granted options and warrants. In 2004, the Company granted warrants to an officer of a joint venture entity (see note 8).

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

The Company has not issued warrants or options to employees for compensation for the six months ended June 30, 2004 and the year ended December 31, 2003.

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

NEW ACCOUNTING PRONOUNCEMENTS - In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this pronouncement does not have a material effect on its financial statements though it may in the near future.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its June 30, 2004 financial statements. However, the adoption may have an impact when the activities of its joint venture interests become substantial. As stated in note 2, the Company commenced the acquisition of certain mineral rights via joint venture interest. However, as of June 30, 2004, none of the joint venture activities have commenced significant operations and operating assets and liabilities were insignificant other than the mineral rights acquired.

CONSOLIDATION - The accounts of the Company include those of Juina Mining Corporation (with operations in Brazil), Nevada Magnetic Minerals, and Yellow River Mining Corporation (with operations in Ecuador). All intercompany accounts have been eliminated in consolidation.

RECLASSIFICATION - The financial statements reflect certain reclassifications, which have no effect on net income, to conform to classifications in the current year.

2.       INVESTMENTS IN JOINT VENTURES AND BUSINESS COMBINATIONS

On January 20, 2004, the Company entered into a joint venture agreement with Nevada Minerals, Inc. to develop up to 500,000 acres of potential Kimberlite mineral property located in Canada. The Company issued 5,000,000 restricted shares of its common stock to acquire the underlying rights to Kimberlite property. Under the joint venture agreement the Company shall be entitled to receive 20% of the revenue generated from the property. The value of this transaction approximates $5,175,000 based upon the fair value of the said shares on the consummation of such agreement. Additional costs paid by the Company totaling $300,000 for the exploration of the property have also been capitalized as costs of obtaining mineral rights.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

2.       INVESTMENTS IN JOINT VENTURES AND BUSINESS COMBINATIONS (CONTINUED)

On February 23, 2004, the Company entered into joint venture agreement with Juina Mining Corporation (Juina) to acquire a controlling voting interest in Juina's capital stock in exchange for $200,000. On March 28, 2004, a promissory note for $84,000 was signed and $116,000 was transferred to Juina in exchange for 10,000,000 newly issued shares of Juina preferred stock, resulting in a controlling interest in Juina. The preferred stock bears a voting conversion rate of 8 to 1, which was used as collateral for the promissory note. Subsequently, the Company converted its Juina preferred shares to 1,250,000 common shares. The balance of $84,000 was still owed to Juina shareholders at June 30, 2004, but was paid shortly after year-end.

On March 22, 2004, Juina Mining issued 5,000,000 of its restricted common shares to acquire 80% of the issued and outstanding shares of Yellow River Mining Corporation in a transaction valued at $150,000 based upon the estimated fair value of Juina shares on the date of acquisition. Yellow River is an active mine with unproven reserves and is currently not producing significant amounts of revenue. The Company anticipates using proceeds from subsequent offerings to construct and improve mining facilities at Yellow River.

The acquisition of Juina and Yellow River consisting almost entirely of mineral rights in Yellow River have been accounted for as purchase method business combinations in which the assets have been recorded at fair value based upon the value of the consideration given. Using the concept of "full costing" accounting, costs incurred to acquire, explore and develop the properties were capitalized as incurred prior to the commencement of significant extraction, at which time such costs will be amortized. Management estimates that the capitalized costs do not exceed the value of these reserves. The restricted shares issued by Juina for Yellow River resulted in a minority interest of $150,000 representing the only value in Juina shares not owned by the Company. No other minority interest has been recorded prior to the Yellow River acquisition since the minority shareholders' interest in prior Juina losses exceeded their investment.

In March 2004, the Company issued 50,000 shares of restricted common stock for 100% of the issued and outstanding shares of Nevada Magnetic Minerals (NMM). NMM owns mineral rights to real property located in Nevada and was previously engaged in the business of processing raw ore into anode bars, which can be transported for further processing into gold bullion. At the data of acquisition, NMM's assets were of insignificant value and had not been involved in active operations for some time. The acquisition has been accounted for as a business combination and the fair value of the underlying assets was determined to be nominal resulting in mineral rights valued at $206,250.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

2.       INVESTMENTS IN JOINT VENTURES AND BUSINESS COMBINATIONS (CONTINUED)

On May 11, 2004, the Company entered into a joint venture agreement with El Capitan Precious Metals Inc. to acquire an 80% ownership of mining claims located in Arizona. The Company was required to contribute 720,000 shares of its common stock to acquire the mining rights. The value of this transaction approximates $1,539,000 based upon the fair value of said shares on the consummation of such agreement. The joint venture agreement entitles the Company to receive 50% of the anticipated profits from tailings and settlement ponds and gives the Company the obligation to provide operating capital for the first 90 days of operation. After this period, the joint venture partner (operator) bears the risk of excess losses and liability.

The reserves for which the Company obtained mineral rights through the El Capitan joint venture agreement are "proven or probable" that is, the Company has been provided an outside commercial appraisal of the estimated value of the property "as is" for $5,000,000. The estimated reserves at March 2001 were estimated to yield ground values of approximately $138,000,000 and eventual recovery of $120,000,000 in revenues. These estimates were based on gold (22% of total values), silver (28.4%), lead (15.5%), Zinc (25.0%), as well as copper (4.0%) prices at February 27, 2001. The Company has not obtained an appraisal since March 2001. The reserves are purported to have not been depleted since the date of appraisal. No minerals were produced during the six months ended June 30, 2004.

The Emerging Issues Task Force (EITF) has reached a consensus that mineral rights are tangible assets (EITF Issue No. 04-2). The guidance in the EITF to be applied to reporting periods beginning after April 29, 2004. The Company has elected early application of this guidance.

The Company's management will evaluate expected future cash flow and other factors relating to the determination of fair value of its mineral rights on a periodic basis. The Company's policy is to record any impairment of value based on these evaluations in the most recent statement of operations.

3.          FIXED ASSETS

     Fixed assets consist of the following as of June 30, 2004 and December 31, 2003:

                                                                   December 31,
                                               June 30, 2004           2003
                                               ------------       ------------

         Equipment                             $    13,023        $    13,023
         Less: accumulated depreciation              9,879              6,735
                                               ------------       ------------
                                               $     3,144        $     6,288
                                               ============       ============

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

4.       ACCOUNTS PAYABLE RELATED PARTIES

As of June 30, 2004 and December 31, 2003, accounts payable to related parties totaling $178,800 and $480,028 comprise amounts due to various officers, directors and shareholders which are unsecured, non-interest bearing, and due on demand. As noted in Note 8, the Company has issued 129,444 shares of common stock in the first quarter of 2004 to satisfy all $480,028 of these liabilities. In 2004, additional advances were made to the Company by a joint venture partner totaling $38,800. Also, $140,000 was accrued to officers and shareholders for unpaid amounts due at June 30, 2004 under employment agreements.

5.       OTHER LIABILITIES

As of June 30, 2004, and December 31, 2003, other liabilities totaling $59,315 consist of services performed by consultants and other minor shareholders.

6.       NOTES PAYABLE - RELATED PARTIES

                  Notes payable - related parties consist of the following as of June 30, 2004:

                  Note payable to former officer and director, unsecured,
                  bearing interest between 5-10% per annum, past due and
                  delinquent.                                                        $       13,236

                  Note payable to entity of former officer and director,
                  unsecured, bearing interest at 12% per annum, past due and
                  delinquent.                                                                50,000

                  Note payable to affiliated entity, unsecured, bearing interest
                  at 12% per annum. Interest and principle due on July 31, 2004.             11,550

                  Notes payable to affiliated entity, unsecured, bearing
                  interest at 12% per annum. Interest and principle due on
                  September 30, 2004.                                                       490,000
                                                                                     ---------------

                                                                                            564,786
                  Accrued interest payable                                                   20,291
                                                                                     ---------------
                                                                                     $      585,077
                                                                                     ===============

7.       NOTES PAYABLE - NON-RELATED PARTIES

                  Notes payable - non-related parties consist of the following as of June 30, 2004:

                  Note payable to minor stockholder, unsecured, bearing interest at 10% per annum plus $10,000 to be paid in common stock,
                  maturing March 2003 (through the date of this report, the
                  Company is in default on this note as a result of past due
                  maturities and delinquent interest payments).                      $      245,333

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

7.       NOTES PAYABLE - NON-RELATED PARTIES (CONTINUED)

                  Note payable to minor stockholder, unsecured, bearing interest
                  between 10-18% per annum, past due and delinquent.                         35,000

                  Note payable to minor stockholder, unsecured, bearing interest
                  at 10% per annum, past due and delinquent.                                  2,072

                  Note payable to minor stockholder, unsecured, bearing interest
                  at 10% per annum, past due and delinquent.                                  1,666
                                                                                     ---------------

                                                                                            284,071
                  Accrued interest payable                                                  131,956
                                                                                     ---------------
                                                                                     $      416,027
                                                                                     ===============

8.       STOCKHOLDERS' EQUITY (DEFICIT)

In January 2004, the Company approved a 125-to-1 reverse stock split of its common stock. Accordingly, the accompanying financial statements have been retroactively adjusted from inception, including shares listed above, for the retroactive application of the reverse split.

In January 2004, the Company issued 129,444 shares of its common stock to officers and shareholders in satisfaction of outstanding liabilities from 2003 totaling approximately $480,000.

In January and February 2004, the Company issued 311,802 shares of its common stock to officers and shareholders (related parties) for consulting services totaling $1,730,375.

In January 2004, the Company issued 280,950 shares of its common stock to various parties for services totaling $438,930.

In January 2004, the Company issued 5,000,000 shares of its common stock under a joint venture agreement as discussed in Note 2, totaling $5,175,000.

In 2004, the Company issued 1,625,000 shares of its common stock as a result of the conversion of 16,250 shares preferred stock, convertible at one share of preferred stock for 100 shares of common stock.

In May 2004, the Company issued 720,000 shares of its common stock under a joint venture agreement as discussed in Note 2, totaling $1,539,000.

Also in May 2004, the Company issued 50,000 share of common stock for the acquisition of Nevada Magnetic Minerals (see note 2), valued at $206,250.

In June 2004, the Company issued 20,000 shares of common stock to a consultant for services rendered totaling $45,000.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

8.       STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

Shares issued for consulting services and for the acquisition of mineral rights and entities possessing mineral rights and other assets consist of restricted common shares, which were used as the basis for valuing the transactions at fair value. The restricted shares were discounted up to 25% of the underlying share trading price of the Company's free-trading shares on the date of each transaction.

In May 2004, the Company granted 1,000,000 common stock warrants under a two-year consulting agreement to an officer of a joint venture partner exercisable at $5.00 per share for one year. The issuance of warrants was accounted for under the fair value method of FAS 123 using the Black-Scholes pricing model. Consulting expense was recorded totaling $63,767 pertaining to the period of time through June 30, 2004 that the agreement was in place. The fair value of these warrants was estimated to be $0.95 per share after an estimated discount of 25% for the restricted legend imposed on the underlying shares. Other assumptions used to value the warrants are as follows:

                Annualized risk-free rate               4.85%
                Expected volatility                     64%
                Dividend yield                          0%
                Expected life                           1 year

PREFERRED STOCK - SERIES A - The Company is authorized to issue 1,000,000 shares of preferred stock, Series A, at par value $0.001 with such terms as determined by the Board of Directors and the corporation prior to their issuance. Each Series A preferred share may be converted into one hundred (100) common shares upon approval by the Board of Directors of the Corporation.

In March 2003, the Company issued 80,000 shares of preferred stock-series A to the CEO and President, respectively, for consulting services totaling $560,000. The value of these services was determined using the fair value of the common stock on the date of issuance multiplied by the conversion from preferred stock-series A into common stock (1 for 100).

In January 2004, the Company cancelled 80,000 share of its previously issued Series A preferred stock to officers or entities owned by officers. Subsequently in 2004, common shares were issued to these same parties for consulting services previously rendered. Accordingly, the value of the common shares issued in 2004 to these parties for prior services were reduced by the amounts already expensed in previous years with the issuance of the preferred shares that were cancelled in 2004.

PREFERRED STOCK - SERIES B - The Company is authorized to issue 1,000,000 shares of Series B Preferred stock, at par value of $0.001 with other terms as may be determined prior to their issuance by the Board of Directors. Each Series B preferred share may be converted into two (2) common shares upon approval by the Board of Directors.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

8.       STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

As described in Note 1 "History", the Company acquired the outstanding capital stock of E Bait, Inc. during August 2001 in exchange for 1,572,015 shares and a note payable of $700,000. The Company accounted for the issuance of the 1,572,015 shares as a decrease to Additional Paid-In Capital at the par value of the common stock and recognized other expense "E-Bait acquisition cost" totaling $700,000 for the note payable. In January 2002, the Company issued 140,000 shares of preferred stock - series B to the former stockholders of E-Bait, Inc. for satisfaction of the note payable totaling $700,000.

PREFERRED STOCK - SERIES C - The Company is authorized to issue 1,000,000 shares of Series C preferred stock, at par value of $0.001 with other terms as may be determined by the Board of Directors prior to their issuance. As of June 30, 2004, no Series C preferred stock is issued and outstanding.

9.       RELATED PARTIES

The Company has entered into various related party transactions. See Notes 2, 4, 6, and 8 for a description of the related party and related entity transactions in accounts payable, notes payable, compensation and equity.

In addition, the Company has current officers, shareholders and directors that were also officers, shareholders and directors with Juina at the time of the, or shortly before the, joint venture agreement to purchase a controlling interest in Juina was executed.

The monies used to purchase Juina were obtained through a note payable issued by the Company to an entity related to the Company's largest shareholder. During the period ended June 30, 2004, $50,000 of the $116,000 received by Juina for the purchase of 10,000,000 shares of Juina's preferred stock was immediately dispersed to a current officer and common stock shareholder of the Company, who was also formerly an officer and is shareholder of Juina, for services performed.

10.      IMPAIRMENT OF INTANGIBLE ASSET

In September 2002, the Company agreed to issue 1,300,000 shares of the Company's common stock to the CEO and director of the Company for the acquisition of equipment and intellectual property valued at $12,000 and $157,000, respectively. During September 2002, the Company issued 650,000 shares of common stock, and subsequently transferred these shares to an entity affiliated with the CEO ("Affiliate"). In addition, the Company recorded a liability of $84,500 reflected as Due to Related Parties for the additional 650,000 shares to be issued to the CEO and director to be transferred to the Affiliate. Due to the related party nature of this transaction, the Company recorded the property at the historical cost rather than fair value of the property.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

10.      IMPAIRMENT OF INTANGIBLE ASSET (CONTINUED)

During 2002, the Company determined the intellectual property had no future value and recognized an expense totaling $157,000 for the impairment of intangible assets. During 2003, the Company issued 650,000 shares of the Company's common stock in consideration of the $84,500 liability.

11.      INCOME TAXES

The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences between the book and tax bases of assets and liabilities.

The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding their realization.

As of June 30, 2004, the Company had a net operating loss carryforwards of approximately $2,100,000 for federal tax purposes to offset future taxable income, if any. Utilization of the net operating loss carryforward, which begins to expire at various times starting in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. To the extent that net operating losses of approximately $2,100,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:

                                                              June 30,          December 31,
                                                                2004                2003
                                                          ----------------   -----------------
          Net operating loss carry forward                $       712,922    $        588,680
          Stock based compensation                              5,300,274           4,503,239
          Other receivable                                             --              13,685
                                                          ----------------   -----------------
              Total deferred tax assets                         6,013,196           5,105,604
                                                          ----------------   -----------------
              Less: Valuation allowance for
                  deferred tax assets                           6,013,196           5,105,604
                                                          ----------------   -----------------

              Net deferred tax assets                     $            --    $             --
                                                          ================   =================

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

11.      INCOME TAXES (CONTINUED)

A reconciliation of income tax expense (benefit) to the amount determined using the federal statutory rate of 34% is as follows:

                                                              June 30,
                                                                2004
                                                          ----------------
         Pre-tax loss at federal statutory rate           $      (907,592)
         Change in valuation allowance                            907,592
                                                          ----------------
                                                          $            --
                                                          ================

The Company's subsidiaries may be subject to various income taxes in foreign jurisdictions, including Canada, Brazil and Ecuador. None of the Company's operations in these jurisdictions have generated discernible amounts of taxable income or loss and the Company's management has not determined whether any significant net operating losses related to these entities exist. Expirations of the loss carryforwards in these foreign jurisdictions, if allowed, generally expire in five to seven years and management expects that most, if not all, such carryforwards have expired. Accordingly, no deferred tax assets and resulting valuation allowances have been computed relating to foreign taxes.

12.      COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of Nevada Magnetic Materials, Inc. (Note 2), the Company is under a commitment to distribute an additional 50,000 Company shares to the current shareholders of Nevada Magnetic Materials, Inc. upon 30 days of production at a rate of $15,000 per day of production value.

The Company is also obligated to provide the operating capital for the El Capitan joint venture (see note 2) for 90 days.

In connection with the option to receive a 25% interest in the mineral claims of United Carina Resources Corp. (UCRC), the Company is under a commitment to expend an additional $200,000 on exploration and development by March 31, 2005, in order to receive the mineral rights. The Company paid $50,000 to acquire the option which has been recorded in other assets pending resolution of the commitment.

The Company is obligated under a non-cancelable facility operating lease through April 30, 2009. For the six months ended June 30, 2004 and the year ended December 31, 2003, rent expense was $13,895 and $14,134, respectively. Future minimum lease payments required under such operating leases for the six months ended December 31, 2004 and the years ended December 31, 2005, 2006, 2007 and 2008 are as follows:

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

12.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

                           2004              $        31,059
                           2005                       62,118
                           2006                       62,118
                           2007                       62,118
                           2008                       62,118
                           Thereafter                 20,706
                                             ----------------
                           Total             $       300,237
                                             ================

The Company may realize contingent gains in future periods due to the potential reduction of past-due liabilities through renegotiation of certain payables inherited from predecessor operations.

13.      SUBSEQUENT EVENTS

The Company has entered into several agreements and material transactions subsequent to June 30, 2004, through the date of the independent auditors' report.

On July 18, 2004, the Company agreed to purchase a 5% interest in all current and future claim holdings and mineral interests of CMKM Diamonds, Inc. in exchange for 7,500,000 shares of the Company's common stock. The Company also executed an option agreement to purchase up to an additional 10% of CMKM Diamonds, Inc. at a price of $1,500,000 for each 1% purchased. The Company has one year from the date of the agreement to execute all or part of the option in minimum 1% increments.

On July 19, 2004, the Company entered into an agreement to purchase an additional 20% interest in 500,000 acres of Canadian property, which is subject to the already existing joint venture between the two entities, for 100,000 preferred shares of the Company.

On July 28, 2004, the Company entered into an asset purchase agreement with Juina Mining Corporation to purchase its entire investment in Yellow River Mining, S.A. in exchange for 50,000 shares of the Company's common stock.

Subsequent to June 30, 2004, the additional shares issued by Juina Mining Corporation may dilute the Company's control over Juina Mining Company into a position of non-consolidation for future periods.

On July 29, 2004, the Juina Mining Corporation agreed to sell 95,502,027 shares of its common stock to CMKM Diamonds, Inc. for $500,000. This capital transaction along with other capital transactions has diluted the Company's controlling interest in Juina Mining Corporation to a non-controlling interest subsequent to June 30, 2004.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

13.      SUBSEQUENT EVENTS (CONTINUED)

Juina Mining Corporation also entered into an option agreement with CMKM Diamonds, Inc. to sell an additional 127,336,036 of its shares of common stock. The option must be executed between the twentieth to sixtieth day from the date of the agreement.

The Company also received a stock subscription agreement from a related party to CMKM Diamonds to purchase 600,000 shares of the Company's common stock at a price of $5 per share. The $3,000,000 has been received by the Company and immediately used to exercise the options on the first 2% of the current and future claims of CMKM Diamonds, Inc. under the July 18, 2004 agreement, noted above.

The Company has also entered into a stock purchase agreement to sell 1,714,000 shares of common stock to an unrelated party at the average per share price of the closing bid of the Company's common stock for the 10 trading days immediately preceding July 30, 2004. The acquiring entity will use its shares as consideration for the purchase. At the date of this independent auditors' report, the shares have not been issued nor proceeds received.

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


GENERAL DESCRIPTION OF BUSINESS

U.S. Canadian Minerals is a multi-dimensional mineral based corporation with its headquarters in Las Vegas, Nevada. On its own and through Joint Ventures, the Company is looking to expand and develop mining properties throughout North and South America. The Company has the following projects, which are in varying stages of development.

Fort a La Corne

On January 20, 2004, the Company entered into a joint venture agreement with Nevada Minerals, Inc. to develop up to 500,000 acres of potential Kimberlite mineral property located in Canada. Kimberlites are raw materials from which diamonds are extracted. The Company has conducted preliminary drilling and obtained core samples that are presently being examined in a geological laboratory. There is no guarantee that any of the samples, or samples taken from any other area near the property, will yield Kimberlite with diamonds. The property is owned by Nevada Minerals, Inc. The joint venture has a term that expires on January 20, 2005. On July 18th 2004, Nevada Minerals, Inc. sold an additional 20% interest in this property and sold its remaining 60% interest to CMKM Diamonds, Inc. The Company is entitled to 40% of the net revenues produced from this property. Until the drilling program is complete, the Company can not make an accurate assessment of possible development costs due to uncertainty as to size, depth and location of any diamondiferous bodies.

Lincoln County

The Company owns an option to purchase a mining operation and associated property located in Rachel, Lincoln County, Nevada, for $2,000,000 USD. The Company expects to exercise this option. The Rachel property Consists of 17,424,000 square feet of land and improvements, including 88,400 sq. ft. of one and two story structural steel framed buildings, a 3,000-kilowatt electric substation, a 100,000-gallon water storage, and two deep water wells, among countless other features and assets. The facilities were built in 1984. The Company currently intends to utilize the property in the event of exercise of the option primarily as a processing facility. It is estimated that the initial costs for the contemplated four line facility are approximately $300,000.00 USD.

Smeaton

The Company has also purchased an option on 27 claims in Saskatchewan upon which core drilling is currently underway. The option expires on May 5, 2005 and is exercisable for $200,000.00 Canadian in cash or services. Upon the exercise of the option to purchase, the Company would own 25% of such claims. Until a drilling program is completed, the Company can not make an accurate assessment of possible development costs due to uncertainty as to size, depth and location of any diamondiferous bodies.

Juina Mining Corporation

The Company has completed the acquisition of a controlling interest in Juina Mining Corporation , a Nevada corporation, which owns a 49% interest in a joint venture partnership with DIAGEM International Resources Corp. ("Diagem") The joint venture is a Brazilian Company named Juina Mining Mineracao, Ltda. ("JMML"), the sole asset of which is an 86% working interest in the mining and mineral rights to approximately 1,000 hectares (2,471 acres) of diamond bearing land in the District of Juina, Mato Grosso, Brazil, which is in the southern region of the Amazon Basin and is the largest diamond producing area in Brazil.

At present, there are no operations being conducted by JMML because, among other considerations, the required permits have not been issued by the relevant governmental agencies. There is no assurance that any such permits ever will be issued. Moreover, JMML is controlled by Diagem, which has publicly disclosed that it considers the company to be inactive. The Company anticipates initial start-up costs of approximately $110,000.00 USD.

Yellow River Mining

The Company also owns 80% of Yellow River Mining S.A.

Yellow River Mining S.A. operates the Yellow River Gold Mine in the Provincia Del Oro (Province of Gold) in southwest Ecuador. This area has been actively mined since the 1600s. Black sand is removed from the mine and exported to the United States, where the gold contained therein is extracted. To date, a small quantity of gold has been produced in this manner. The Company anticipates initial start-up costs of approximately $150,000.00 USD.

Nevada Magnetic Materials

The Company has acquired Nevada Magnetic Materials, Inc., a Nevada corporation established in 1990, which is focused on the production of Nickel Sulfide Anode Bars. These bars contain approximately 76.3% nickel, 1.4% silver, 1.7% gold and

20.6% residual materials according to a recent assay report. To date the Company has produced 28 Anode Bars weighing ten pounds, which the Company believes have a value of in excess of $1,500.00 each. No bars have been sold to date. The Company is currently evaluating processes for separating the individual precious metals for the most efficient and economical sales.

COD Mine

The Company is a Joint Venture partner with El Capitan Precious Metals, Inc.
(ECPN). UCAD acquired 80% ownership of the mining claims designated as the COD Mining Claim 18 miles north of Kingman, Arizona in exchange for 720,000 newly issued shares of UCAD. Under the agreement, El Capitan must manage the operations relating to tailings and settlement ponds at the mine and contribute the equipment needed for such operations. UCAD shall contribute the operating capital for such operations for 90 days. The revenue from the tailing and settlement pond operations shall be split 50-50 among the parties. It is anticipated that the Company contributions during this 90 day period will not exceed $100,000.00 USD and that the project will be self funding at the expiration of said 90 days.

CMKM Diamonds, Inc.

On July 18, 2004, the Company acquired 5% of all mineral holdings of CMKM Diamonds, Inc. for 7,500,000 shares of common stock of the Company. On the same date, the company acquired an option to purchase an additional 10% of such mineral holdings for $15,000,000.00 USD. On July 27, 2004, the Company made its initial exercise pursuant to this option in the amount of $3,000,000.00 USD which is equivalent to an additional 2% of such mineral holdings. Most of CMKM Diamonds, Inc.'s holdings are in Saskatchewan, Canada in the general vicinity of the Company's Fort a La Corne and Smeaton holdings.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include inadequate funding the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $2,669,390.00 for the six months ended June 30, 2004, compared with a net loss of $1,898,134.00 for the six months ended June 30, 2003. The Company is in the third year of product development, with an accumulated net loss during the development stage of approximately $17,685,000.00.

The quarter's activities were financed primarily through advances from related parties. Presently, the Company has $178,800.00 due to related parties and $585,077.00 due on notes payable to related parties. The total combined amounts owed to related parties of $763,877.00 is comprised of unpaid compensation to directors, officers, and affiliates; Reimbursable expenses to directors, officers, and affiliates; Unissued stock to stockholders for services; and Unissued stock to stockholder for other items. The Company will try to continue to obtain short term bridge financing through sale of restricted stock and advances from related parties until a major funding agreement is completed.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing. The Company has not arranged for any short or long term funding to date, although it is still actively pursuing any and all possible funding sources. As of the date of this filing, the Company does not have adequate funding to carry on business or implement its business plan.

The opinion of the Company's independent auditor for the financial statements as of and for the period ended on June 30, 2004 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on June 30, 2004, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May 2004, the Company issued 720,000 shares of its common stock related to a joint venture agreement as discussed in Note 2, totaling $1,539,000.00. The Company also issued 20,000 shares to a consultant totaling $45,000.00.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2004, the composition of the Company's Board of Directors was submitted to the Company's security holders. The matter was approved by a majority of the shareholders of the company in a meeting held by consent under Nevada law.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.          DOCUMENT DESCRIPTION
  ---          --------------------
  (32)         Certification of Chief Executive Officer

(b) REPORTS ON FORM 8-K

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 23, 2004

                                     U.S. Canadian Minerals, Inc.
                                     ----------------------------
                                             Registrant

By:   /s/ Rendal Williams
      ------------------------
      Rendal Williams
      Chairman of the Board
      Chief Executive Officer
      Secretary

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 23, 2004                        By: /s/ Rendal Williams
                                                 -----------------------
                                                 Rendal Williams
                                                 Chief Executive Officer
                                                 Chief Financial Officer