Form 10QSB
period 2004-09-30
U S CANADIAN MINERALS INC
filed 2004-11-16
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2004

[_]   Transition Report under Section 13 or 15(d) of the Exchange Act

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

                       Yes [X] No [ ]

As of September 30, 2004, the issuer had 63,603,066 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes [ ] No [X]

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES

                                FORMERLY KNOWN AS
                      BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Report on Financial Statements                                               1

Consolidated Financial Statements

               Consolidated Balance Sheets                                   2

               Consolidated Statement of Operations                          3

               Consolidated Statements of Stockholders' Equity (Deficit)     4-6

               Consolidated Statements of Cash Flows                         7-8

Notes to Consolidated Financial Statements                                   9

                         Report on Financial Statements

To the Board of Directors and Stockholders
U.S. Canadian Minerals, Inc., and Subsidiaries
Formerly known as Barrington Foods International, Inc.
(A Development Stage Company)
Las Vegas, Nevada

The accompanying consolidated balance sheet of U.S. Canadian Minerals, Inc, and Subsidiaries (the Company), formerly known as Barrington Foods International, Inc., as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the nine months then ended are the sole responsibility of the Company's management.

The financial statements of the Company as of December 31, 2003 and for the period from December 8, 2000 (date of inception) through December 31, 2003 were audited by another auditor whose report, dated April 15, 2004, expresses a going concern qualified opinion on those statements.

In summary, these accompanying financial statements and related notes have not been compiled, review or audited by an independent accounting firm. Therefore, they reflect the results of operations as recorded by management for the three months from July 1, 2004 through September 30, 2004. However, it should be noted that all activity from January 1, 2004 through June 30, 2004 has been audited by an independent accounting firm whose report dated August 19, 2004 expresses a going concern qualified opinion on those statements.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,       December 31,
                                                                                    2004                 2003
                                                                                 ------------        ------------
ASSETS

Current assets
  Cash                                                                           $    950,524      $        142
  Investments                                                                      10,684,000                --
                                                                                 ------------      ------------
    Total current assets                                                           11,634,524               142

Fixed assets, net                                                                      18,191             6,288

Other assets
  Mineral rights                                                                   62,120,250                --
  UCRC option                                                                          50,000                --
  Rent deposit                                                                         11,550                --
                                                                                 ------------      ------------
    Total other assets                                                             62,181,800                --
                                                                                 ------------      ------------

Total assets                                                                     $ 73,834,515      $      6,430
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued liabilities                                       $    325,108      $    259,674
  Accounts payable  - related parties                                                  40,000           480,028
  Other liabilities                                                                    59,315            59,315
  Notes payable - related parties, including accrued
    interest of $25,956 and $0, respectively                                          467,445            13,236
  Notes payable  - non-related parties, including accrued
    interest of $139,558 and $116,752, respectively                                   573,629           400,823
                                                                                 ------------      ------------
Total current liabilities                                                           1,465,497         1,213,076
                                                                                 ------------      ------------

Total liabilites                                                                    1,465,497         1,213,076

Minority interest                                                                     150,000

Stockholders' equity (deficit)
  Preferred stock - Series A; $0.001 par value; 1,000,000 shares authorized;
    126,550 and 112,500 shares issued and outstanding, respectively                       127               113
  Preferred stock - Series B; $0.001 par value; 1,000,000 shares authorized;
    140,000 shares issued and outstanding                                                 140               140
  Common stock; $0.001 par value; 100,000,000 shares authorized;
    21,201,022 and 445,149 shares issued and outstanding, respectively                 21,201               445
  Additional paid-in capital                                                       91,175,836        13,809,140
  Treasury Stock                                                                      (66,672)               --
  Accumulated deficit                                                             (18,911,614)      (15,016,484)
                                                                                 ------------      ------------
    Total stockholders' equity (deficit)                                           72,219,018        (1,206,646)
                                                                                 ------------      ------------

Total liabilities and stockholders' equity (deficit)                             $ 73,834,515      $      6,430
                                                                                 ============      ============


                See Accompanying Notes to Financial Statements.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                   PERIOD FROM
                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED          DECEMBER 8, 2000
                                                    SEPTEMBER 30,                        SEPTEMBER 30,         (INCEPTION) THROUGH
                                               2004              2003              2004              2003       SEPTEMBER 30, 2004
                                           ------------      ------------      ------------      ------------      ------------
                                            (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Revenue                                    $         --      $         --      $         --      $      8,226      $    171,551

Cost of revenue                                  76,835                --            77,298            20,075           207,467
                                           ------------      ------------      ------------      ------------      ------------
Gross income                                    (76,835)               --           (77,298)          (11,849)          (35,916)

Operating expenses
  Depreciation                                     (777)            1,137             2,367             3,360             9,102
  Consulting and professional fees-
    non-related party                           529,966            89,825         2,795,487         1,560,987         9,118,528
  Consulting and professional fees-
    related party                                46,300                --                --                --         6,808,800
  Product development costs                          --                --                --                --            37,370
  Other general and administrative              524,650            36,737           833,742           317,488         1,522,524
                                           ------------      ------------      ------------      ------------      ------------
      Total operating expenses                1,100,139           127,699         3,631,596         1,881,835        17,496,324
                                           ------------      ------------      ------------      ------------      ------------

Loss from operations                         (1,176,974)         (127,699)       (3,708,894)       (1,893,684)      (17,532,240)

Other expenses
  E-Bait acquisition cost                            --                --                --                --           700,000
  Juina acquisition cost                         12,500                --            78,500                --            78,500
  Yellow River acquisition cost                   8,000                --            30,000                --            30,000
  Litigation Settlement                           5,000                --             5,000                --             5,000
  Interest expense - non-related party            7,602            82,500            36,781           214,649           372,919
  Interest expense - related party               15,665                --            35,956                --            35,956
  Impairment of intangible asset                     --                --                --                --           157,000
                                           ------------      ------------      ------------      ------------      ------------
      Total other expense                        48,767            82,500           186,237           214,649         1,379,375
                                           ------------      ------------      ------------      ------------      ------------

  Loss before provision for -
    income taxes                             (1,225,741)         (210,199)       (3,895,131)       (2,108,333)      (18,911,615)

Provision for income taxes                           --                --                --                --                --
                                           ------------      ------------      ------------      ------------      ------------

Net loss                                   $ (1,225,741)     $   (210,199)     $ (3,895,131)     $ (2,108,333)     $(18,911,615)
                                           ============      ============      ============      ============      ============

Basic and diluted loss -
  per common share                         $     (0.074)     $     (0.005)     $     (0.249)     $     (0.063)

Basic and diluted weighted average
  common shares outstanding                  16,656,760        44,474,664        15,620,983        33,352,467

                See Accompanying Notes to Financial Statements.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIT



                                       PREFERRED A SERIES               PREFERRED B SERIES                   COMMON STOCK
                                    SHARES          AMOUNT           SHARES           AMOUNT           SHARES           AMOUNT
                                 ------------     ------------     ------------     ------------     ------------     ------------
Balance at December 8,
  2000 (inception)                         --     $         --               --     $         --               --     $         --

Issuance of shares
  to founders
  services, $0.10                          --               --               --               --            1,600                2

Net loss                                   --               --               --               --               --               --
                                 ------------     ------------     ------------     ------------     ------------     ------------

Balance at
  December 31, 2000                        --               --               --               --            1,600                2

Issuance of common
  stock for acquisition
  of E-Bait, Inc., $0.001                  --               --               --               --           12,576               12

Issuance of common shares
  for cash, $.035                          --               --               --               --            1,824                2

Issuance of common stock
  for services, $0.88                      --               --               --               --           30,640               31

Net loss                                   --               --               --               --               --               --
                                 ------------     ------------     ------------     ------------     ------------     ------------

Balance due at
  December 31, 2001                        --               --               --               --           46,640               47

Issuance of preferred
  stock in satisfaction
  of note payable, $5.00                   --               --          140,000              140               --               --

Issuance of preferred
  stock for services, $60.00           96,500               97               --               --               --               --

Issuance of common stock
  for cash, $0.07                          --               --               --               --           17,870               18

Issuance of common
  stock for other
  receivables, $0.07                       --               --               --               --            4,800                5

Issuance of common
  stock for property, $0.13                --               --               --               --            5,200                5

Issuance of common stock
  for services, $0.14                      --               --               --               --           83,032               83

Issuance of common
  stock in satisfaction
  of notes payable-related
  parties, $0.17                           --               --               --               --            1,520                1

Bad debt related to
  other receivable                         --               --               --               --               --               --

Net loss                                   --               --               --               --               --               --
                                 ------------     ------------     ------------     ------------     ------------     ------------

Balance at
  December 31, 2002                    96,500     $         97          140,000     $        140          159,062     $        159

                                                        OTHER          ACCUMULATED         TOTAL
                                  ADDITIONAL         RECEIVABLES     DEFICIT DURING     STOCKHOLDERS'
                                    PAID-IN          OR TREASURY      DEVELOPMENT          EQUITY
                                    CAPITAL            STOCK             STAGE            (DEFICIT)
                                  ------------      ------------      ------------      ------------
Balance at December 8,
  2000 (inception)                $         --      $         --      $         --      $         --

Issuance of shares
  to founders
  services, $0.10                       19,998                --                --            20,000

Net loss                                    --                --           (20,000)          (20,000)
                                  ------------      ------------      ------------      ------------

Balance at
  December 31, 2000                     19,998                --           (20,000)               --

Issuance of common
  stock for acquisition
  of E-Bait, Inc., $0.001                  (12)               --                --                --

Issuance of common shares
  for cash, $.035                       80,588                --                --            80,590

Issuance of common stock
  for services, $0.88                3,356,469                --                --         3,356,500

Net loss                                    --                --        (4,326,361)       (4,326,361)
                                  ------------      ------------      ------------      ------------

Balance due at
  December 31, 2001                  3,457,043                --        (4,346,361)         (889,271)

Issuance of preferred
  stock in satisfaction
  of note payable, $5.00               699,860                --                --           700,000

Issuance of preferred
  stock for services, $60.00         5,789,903                --                --         5,790,000

Issuance of common stock
  for cash, $0.07                      148,512                --                --           148,530

Issuance of common
  stock for other
  receivables, $0.07                    40,245           (40,250)               --                --

Issuance of common
  stock for property, $0.13             84,495                --                --            84,500

Issuance of common stock
  for services, $0.14                1,497,967                --                --         1,498,050

Issuance of common
  stock in satisfaction
  of notes payable-related
  parties, $0.17                        31,629                --                --            31,630

Bad debt related to
  other receivable                          --            37,500                --            37,500

Net loss                                    --                --        (8,472,097)       (8,472,097)
                                  ------------      ------------      ------------      ------------

Balance at
  December 31, 2002               $ 11,749,654      $     (2,750)      (12,818,458)     $ (1,071,158)

                See Accompanying Notes to Financial Statements.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIT



                                         PREFERRED A SERIES               PREFERRED B SERIES                  COMMON STOCK
                                      SHARES            AMOUNT         SHARES           AMOUNT          SHARES           AMOUNT
                                   ------------      ------------   ------------     ------------    ------------     ------------
Issuance of preferred A
  series stock for
  services, $7.00                        80,000      $         80                     $                               $

Issuance of common stock
  for cash, weighted
  average price of
  $0.02 per share                                                                                           61,257               61

Issuance of common stock
  in satisfacation of Company
  liabities, weighted average
  price of $0.02                             --                --              --               --           5,200                5

Issuance of common stock
  for related interest on
  notes payable, weighted
  average price $0.06                        --                --              --               --          26,974               27

Issuance of common stock
  for services, weighted
  average price of $0.07                     --                --              --               --         141,456              142

Conversion of preferred A
  series stock into common
  stock                                 (64,000)              (64)             --               --          51,200               51

Bad debt related to
  other receivable                           --                --              --               --              --               --

Net loss                                     --                --              --               --              --               --
                                   ------------      ------------   -------------    -------------    ------------     ------------


Balance at December 31, 2003            112,500      $        113         140,000     $        140         445,149     $        445

Cancellation of preferred
  shares                                (80,000)              (80)             --               --              --               --

Issuance of common stock
  in satisfacation of
  Company liabilities                        --                --              --               --         129,444              129

Issuance of common stock
  for services, weighted
  average price of $1.51                     --                --              --               --         280,950              281

Issuance of common stock
  for services-related party-
  weighted average price of $5.55            --                --              --               --         311,802              312

Conversion of preferred A
  series stock into
  common stock                          (16,250)              (16)             --               --       1,625,000            1,625

                                                              OTHER          ACCUMULATED         TOTAL
                                         ADDITIONAL        RECEIVABLES     DEFICIT DURING     STOCKHOLDERS'
                                          PAID-IN         OR TREASURY       DEVELOPMENT         EQUITY
                                          CAPITAL           STOCK              STAGE           (DEFICIT)
                                        ------------     ------------      ------------      ------------
Issuance of preferred A
  series stock for
  services, $7.00                       $    559,920     $                  $                 $    560,000

Issuance of common stock
  for cash, weighted
  average price of
  $0.02 per share                            166,456                                               166,517

Issuance of common stock
  in satisfacation of Company
  liabities, weighted average
  price of $0.02                              12,995                --               --            13,000

Issuance of common stock
  for related interest on
  notes payable, weighted
  average price $0.06                        216,878                --               --           216,905

Issuance of common stock
  for services, weighted
  average price of $0.07                   1,103,224                --               --         1,103,366

Conversion of preferred A
  series stock into common
  stock                                           13                --               --                --

Bad debt related to
  other receivable                                --             2,750               --             2,750

Net loss                                          --                --       (2,198,026)       (2,198,026)
                                        ------------     -------------     ------------      ------------


Balance at December 31, 2003            $ 13,809,140      $         --     $(15,016,484)     $ (1,206,646)

Cancellation of preferred
  shares                                          80                --               --                --

Issuance of common stock
  in satisfacation of
  Company liabilities                        479,975                --               --           480,104

Issuance of common stock
  for services, weighted
  average price of $1.51                     438,649                --               --           438,930

Issuance of common stock
  for services-related party-
  weighted average price of $5.55          1,730,063                --               --         1,730,375

Conversion of preferred A
  series stock into
  common stock                                (1,609)               --               --                --

                See Accompanying Notes to Financial Statements.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIT




                                          PREFERRED A SERIES              PREFERRED B SERIES                 COMMON STOCK
                                       SHARES            AMOUNT        SHARES           AMOUNT         SHARES           AMOUNT
                                    ------------      ------------  ------------     ------------   ------------     ------------
Issuance of common stock
  for acquisition of
  mineral rights -
  Nevada Minerals, Inc.                      --      $         --             --     $         --      5,000,000     $      5,000

Issuance of common stock
  for mineral rights -
  El Capitan Precious Minerals               --                --             --               --        720,000              720

Issuance of common stock
  for acquisition of
  Nevada Minerals-wholly
  owned subsidiary                           --                --             --               --         50,000               50

Common stock warrants issued
  for consulting services                    --                --             --               --             --               --

Net loss                                     --                --             --               --             --               --
                                   ------------      ------------   ------------     ------------   ------------     ------------

Balance at June 30, 2004                 16,250                17        140,000              140      8,562,345            8,562

Issuance of common Stock
  for acquisition of
  mineral rights                             --                --             --               --      7,500,000            7,500

Issuance of common Stock
  for cash                                   --                --             --               --      3,200,000            3,200

Issuance of common Stock
  for acquisition of
  80% interest in Yellow River               --                --             --               --         50,000               50

Issuance of common Stock
  for acquisition of
  Investment stock in Langley Park           --                --             --               --      1,714,000            1,714

Issuance of common Stock
  for services                               --                --             --               --        100,000              100

Conversion of preferred A
  series stock into
  common stock                             (450)               (0)            --               --         45,000               45

Issuance of common Stock
  as rounding shares                         --                --             --               --         29,677               30

Issuance of preferred A
  for acquisition of
  mineral rights                        100,000               100             --               --             --               --

Issuance of preferred A
  in settlement of prior
  stock sale                             10,000                10             --               --             --               --

Purchase of Treasury Stock                   --                --             --               --             --               --

Net loss                                     --                --             --               --             --               --
                                   ------------      ------------   ------------     ------------   ------------     ------------

Balance at September 30, 2004           125,800      $        127        140,000     $        140     21,201,022     $     21,201
                                   ============      ============   ============     ============   ============     ============

                                                             OTHER          ACCUMULATED         TOTAL
                                         ADDITIONAL        RECEIVABLES     DEFICIT DURING     STOCKHOLDERS'
                                          PAID-IN         OR TREASURY       DEVELOPMENT         EQUITY
                                          CAPITAL           STOCK              STAGE           (DEFICIT)
                                        ------------     ------------      ------------      ------------
Issuance of common stock
  for acquisition of
  mineral rights -
  Nevada Minerals, Inc.                $  5,170,000      $         --      $         --      $  5,175,000

Issuance of common stock
  for mineral rights -
  El Capitan Precious Minerals            1,538,280                --                --         1,539,000

Issuance of common stock
  for acquisition of
  Nevada Minerals-wholly
  owned subsidiary                          206,200                --                --           206,250

Common stock warrants issued
  for consulting services                    63,767                --                --            63,767

Net loss                                         --                --        (2,669,390)       (2,669,390)
                                       ------------      ------------      ------------      ------------

Balance at June 30, 2004                 23,434,545                --       (17,685,874)        5,757,390

Issuance of common Stock
  for acquisition of
  mineral rights                         33,742,500                --                --        33,750,000

Issuance of common Stock
  for cash                               15,496,800                --                --        15,500,000

Issuance of common Stock
  for acquisition of
  80% interest in Yellow River              299,950                --                --           300,000

Issuance of common Stock
  for acquisition of
  Investment stock in Langley Park       10,282,286                --                --        10,284,000

Issuance of common Stock
  for services                              419,900                --                --           420,000

Conversion of preferred A
  series stock into
  common stock                                  (45)               --                --                (0)

Issuance of common Stock
  as rounding shares                             --                --                --                30

Issuance of preferred A
  for acquisition of
  mineral rights                          7,499,900                --                --         7,500,000

Issuance of preferred A
  in settlement of prior
  stock sale                                     --                --                --                10

Purchase of Treasury Stock                       --           (66,672)               --           (66,672)

Net loss                                         --                --        (1,225,741)       (1,225,741)
                                       ------------      ------------      ------------      ------------

Balance at September 30, 2004          $ 91,175,836      $    (66,672)     $(18,911,615)     $ 72,219,017
                                       ============      ============      ============      ============

                See Accompanying Notes to Financial Statements.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 PERIOD FROM
                                                                                               DECEMBER 8, 2000
                                                       PERIOD ENDED          PERIOD ENDED     (INCEPTION) THROUGH
                                                    SEPTEMBER 30, 2004    SEPTEMBER 30, 2003  SEPTEMBER 30, 2004
                                                      -------------        -------------        -------------
                                                       (UNAUDITED)          (UNAUDITED)
Cash flows from operating activities:
  Net loss                                            $  (3,895,131)       $  (2,108,333)       $ (18,911,615)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Stock based compensation                              2,233,071                   --           14,777,892
    Compensation through issuance of debt                    50,000                   --               50,000
    Operating expenses paid via debt issuance                24,000            1,560,987               24,000
    E-Bait acquisition costs                                     --                   --              700,000
    Depreciation                                              2,367                3,360                9,102
    Impairment of intangible assets                              --                   --              157,000
    Bad debt expense on other receivable                         --                   --               40,250
  Changes in operating assets and liabilities
    Accounts receivable                                          --                9,964                   --
    Inventory                                                    --                1,179                   --
    Other assets                                                 --                2,031                   --
    Accounts payable and accrued liabilities                 65,435               92,682              325,109
    Accounts payable to related parties                     141,580              190,777              419,007
    Accrued interest included in notes payable               48,762                   --               48,762
    Other liabilities                                            --               37,500              190,416
                                                      -------------        -------------        -------------
      Net cash used by operating activities:             (1,329,916)            (209,853)          (2,170,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                  (14,269)                  --              (15,292)
  Purchase of mineral rights                           (122,250,000)                  --         (122,250,000)
  Purchase of investment assets                         (10,684,000)                  --          (10,684,000)
                                                      -------------        -------------        -------------
      Net cash used in investing activities            (132,948,269)                  --         (132,949,292)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from notes payable                               180,000               22,000              714,963
  Principal payments on notes payable                      (138,800)             (15,000)            (228,074)
  Proceeds from sale of common stock                     60,254,030               25,050           60,649,667
  Proceeds from sale of preferred A stock                75,000,009                   --           75,000,009
  Purchase of treasury stock                                (66,672)                  --              (66,672)
  Change in other receivable                                     --              147,190                   --
                                                      -------------        -------------        -------------
      Net cash provided by financing activities         135,228,567              179,240          136,069,893

Net change in cash                                          950,382              (30,613)             950,524

Beginning cash balance                                          142                2,503                   --
                                                      -------------        -------------        -------------
Ending cash balance                                   $     950,524        $     (28,110)       $     950,524
                                                      =============        =============        =============

                See Accompanying Notes to Financial Statements.

                 U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                                        PERIOD FROM
                                                                                                      DECEMBER 8, 2000
                                                              PERIOD ENDED          PERIOD ENDED     (INCEPTION) THROUGH
                                                           SEPTEMBER 30, 2004    SEPTEMBER 30, 2003  SEPTEMBER 30, 2004
                                                              -------------        -------------        -------------
                                                               (UNAUDITED)          (UNAUDITED)

Supplemental disclosure of cash flows:

Cash paid for interest                                               --                      --                  100
Cash paid for income taxes                                           --                      --                   --

Schedule of non-cash investing and financing activies

Issuance of 140,000 shares of Preferred B
in satisfaction of note payable                                      --                      --              700,000

Issuance of 1,441,429 shares of common stock
in satisfaction of due to related parties                            --                 164,500              164,500

Issuance of 1,303,286 shares of common stock
in satisfaction of due to related parties                            --                  72,200               72,200

Issuance of 1,514,000 shares of common stock
for receivables related to to redemption
of preferred stock                                                   --                 149,940              149,940

Issuance of 175,000 shares of common stock
for related parties                                                  --                      --               29,750

Issuance of 129,444 shares of common stock
for services                                                         --                      --              480,028

Issuance of 692,752 shares of common stock
for services                                                    420,000                      --            2,589,024

Issuance of 5,000,000 shares of common stock
for joint venture agreement                                          --                      --            5,175,000

Issuance of 720,000 shares of common stock
for joint venture agreement                                          --                      --            1,539,000

Issuance of 50,000 common shares for
acquisition of wholly owned subsidiary                               --                      --              206,250

Issuance of 7,500,000 common shares for
mineral rights                                               33,750,000                      --              206,250

Issuance of 50,000 common shares for
acquisition of 80% interest in Yellow River                     300,000                      --              206,250

Issuance of 1,714,000 common shares for
acquisition of investment stock in Langley Park              10,284,000                      --              206,250

                See Accompanying Notes to Financial Statements.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

      HISTORY - Barrington Foods International, Inc., formerly E-Bait, Inc., ("E-Bait") was incorporated in the State of California in February 1999. In August 2001, E-Bait consummated an acquisition and merger agreement (the "Agreement") to acquire all 200,000 shares of outstanding capital stock of Barrington Foods International, Inc. ("BFI"), a Nevada corporation, in exchange for 1,772,015 shares if E-Bait's common stock and a note payable of $700,000 (the "Transaction"). Accordingly, the stockholders of BFI received an additional 1,552,015 shares of E-Bait's common stock and converted the existing 200,000 shares of BFI's common stock into E-Bait common stock. Prior to the Transaction, E-Bait was a public company with nominal operations, assets, and no liabilities; and BFI was an operational privately held company. The Transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the Transaction is equivalent to the issuance of stock by the privately held company (BFI) for the net monetary assets of the public company (E-Bait), accompanied by a recapitalization. The accounting for the Transaction is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets was recorded. Accordingly, these financial statements are the historical financial statements of BFI. Barrington Foods International, Inc. was incorporated from December 8, 2000 (Date of inception for Barrington Foods International, Inc.) and forward.

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

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

      Accordingly, the accompanying financial statements have been retroactively restated to reflect stock splits as if such stock splits occurred as of the Company's date of inception.

      During the nine months ended September 30, 2004, the Company commenced the acquisition of interests in mineral rights and underlying mining operations through the issuance of shares for the acquisition of the shares of certain entities and entering into joint venture agreements (see note 2). Some of these acquisitions have been accounted for as business combinations of subsidiaries and variable interest entities.

      GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage, has no operating revenue and has incurred cumulative net losses of approximately $18,911,000 since inception.

      These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing, successfully develop its contemplated plan of operations, and transition, ultimately, to the attainment of profitable operations. Also, the Company's new business calls for the acquisition of various types of mining claims of precious metals. Management believes its due diligence procedures will assure the acquisition of the rights to profitable operational means that will enable them to maintain positive cash flow from its operations in the near future.

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

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

      INTERIM FINANCIAL REPORTING - The Company has a financial reporting period of 12 months ending December 31. The financial statements for the interim period ended September 30, 2004 have been prepared based on accounting principles and practices used by the Company on its latest annual financial statements.

      REVENUE RECOGNITION - Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts and estimated fair values of the Company's financial instruments approximate their fair value due to the short-term nature.

      FIXED ASSETS - Fixed assets are stated at the cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

      The Company periodically evaluates whether events and circumstances have occurred that may warrant a revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

      COMPREHENSIVE INCOME (LOSS) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

      RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense as incurred.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

      ADVERTISING AND MARKETING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting in Advertising Costs." Accordingly, the Company expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.

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

      NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares (such as convertible preferred stock and common stock warrants) are excluded if their effect is antidilutive. For the year ended December 31, 2003 and for the period from December 8, 2000 (Date of Inception) through December 31, 2003, the Company had not granted options and warrants. In 2004, the Company granted warrants to an officer of a joint venture entity (see note 8).

      STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No.25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

      The Company has not issued warrants or options to employees for compensation for the nine months ended September 30, 2004, and the year ended December 31, 2003.

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for new employee stock options using fair value method and, if so, when to begin the transition to that method.

      NEW ACCOUNTING PRONOUNCEMENTS - In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections". The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

      In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this pronouncement does not have a material effect on its financial statements though it may be in the near future.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company is that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its September 30, 2004 financial statements. However, the adoption may have an impact when the activities of its joint venture interests become substantial. As stated in note 2, the Company commenced the acquisition of certain mineral rights via joint venture interest. However, as of September 30, 2004, none of the joint venture activities have commenced

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

      significant operations and operating assets and liabilities were insignificant other than the mineral rights acquired.

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

2.    INVESTMENTS IN JOINT VENTURES AND BUSINESS COMBINATIONS

      On January 20, 2004, the Company entered into a joint venture agreement with Nevada Minerals, Inc. to develop up to 500,000 acres of potential Kimberlite mineral property located in Canada. The Company issued 5,000,000 restricted shares of its common stock to acquire the underlying rights to Kimberlite property. Under the joint venture agreement the Company shall be entitled to receive 20% of the revenue generated from the property. The value of this transaction approximates $5,175,000 based upon the fair value of the said shares on the consummation of such agreement. Additional costs paid by the Company totaling $300,000 for the exploration of the property have also been capitalized as costs of maintaining mineral rights.

      On February 23, 2004, the Company entered into joint venture agreement with Juina Mining Corporation (Juina) to acquire controlling voting interest in Juina's capital stock in exchange for $200,000. On March 28, 2004, a promissory note for $84,000 was signed (and subsequently paid in July 2004) and $116,000 was transferred to Juina in exchange for 10,000,000 newly issued shares of Juina preferred stock, resulting in a controlling interest in Juina. The preferred stock bears a voting conversion rate of 8 to 1, which was used as collateral for the promissory note. Subsequently, the Company converted its Juina preferred shares to 1,250,000 common shares.

      On March 22, 2004, Juina Mining issued 5,000,000 of its restricted common shares to acquire 80% of the issued and outstanding shares of Yellow River Mining Corporation in a transaction valued at $150,000 based upon the estimated fair value of Juina shares on the date of acquisition. Yellow River is an active mine with unproven reserves and is currently not producing significant amounts of revenue. The Company anticipates using proceeds from subsequent offerings to construct and improve mining facilities at Yellow River. On July 28, 2004 the Company issued 50,000 shares of common stock to purchase this interest from Juina Mining.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


2.    INVESTMENTS IN JOINT VENTURES AND BUSINESS COMBINATIONS (CONTINUED)

      The acquisition of Juina and Yellow River consisting almost entirely of mineral rights in Yellow River have been accounted for as purchase method business combinations in which the assets have been recorded at fair value based upon the value of the consideration given. Using the concept of "full costing" accounting, costs incurred to acquire, explore and develop the properties were capitalized as incurred prior to commencement of significant extraction, at which time costs will be amortized. Management estimates that the capitalized costs do not exceed the value of these reserves. The restricted shares issued by Juina for Yellow River resulted in a minority interest of $150,000 representing the only value in Juina for Yellow River not owned by the Company. No other minority interest has been recorded prior to the Yellow River acquisition since the minority shareholders' interest in prior Juina losses exceeded their investment.

      In March 2004, the Company issued 50,000 shares if restricted common stock for 100% of the issued and outstanding shares of Nevada Magnetic Minerals
      (NMM). NMM owns mineral rights to real property located in Nevada and was previously engaged in the business of processing raw ore into anode bars, which can be transported for further processing into gold bullion. At the date of acquisition, NMM's assets were of insignificant value and had not been involved in active operations for some time. The acquisition has been accounted for as a business combination and the fair value of the underlying assets was determined to be nominal resulting in mineral rights valued at $206,250.

      On May 11, 2004, the Company entered into a joint venture-agreement with El Capitan Precious Metals Inc. to acquire an 80% ownership of mining claims located in Arizona. The Company was required to contribute 720,000 shares of its common stock to acquire the mining rights. The value of this transaction approximates $1,539,000 based upon the fair value of said shares on the consummation of such agreement. The joint venture agreement entitles the Company to receive 50% of the anticipated profits from tailings and settlement ponds and gives the Company the obligation to provide operating capital for the first 90 days of operation, which it has commenced. After this period, the joint venture partner (operator) bears the risk of excess losses and liability.

      The reserves for which the Company obtained mineral rights through the El Capitan joint venture agreement are "proven or probable" that is, the Company has been provided an outside commercial appraisal of the estimated value of the property "as is" for $5,000,000. The estimated reserves at March 2001 were estimated to yield ground values approximately $138,000,000 and eventual recovery of $120,000,000 in revenues. These estimates were based on gold (22% of total values), silver (28.4%), lead (15.5%) Zinc (25.0%), as well as copper (4.0%) prices at February 27, 2001. The Company has not

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


2.    INVESTMENTS IN JOINT VENTURES AND BUSINESS COMBINATIONS (CONTINUED)

      obtained an appraisal since March 2001. The reserves are purported to have not been depleted since the date of appraisal. No minerals were produced during the nine months ended September 30, 2004.

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

3.    FIXED ASSETS

      Fixed assets consist of the following as of September 30, 2004 and December 31, 2003:


                                                September 30,     December 31,
                                                    2004              2003
                                                  -------           -------
         Equipment and Office Furnishings         $27,293           $13,023
         Less: Accumulated depreciation             9,102             6,735
                                                  -------           -------
                                                  $18,191           $ 6,288
                                                  =======           =======

4.    ACCOUNTS PAYABLE RELATED PARTIES

      As of September 30, 2004 and December 31, 2003, accounts payable to related parties totaling $40,000 and $480,028 comprise amounts due to various officers, directors and shareholders which are unsecured, non-interest bearing, and due on demand. As noted in Note 8, the Company has issued 129,444 shares of common stock in the first quarter of 2004 to satisfy all $480,028 of these liabilities. In 2004, additional services were made to the Company by a joint venture partner totaling $38,800.

5.    OTHER LIABILITES

      As of September 30, 2004, and December 31, 2003, other liabilities totaling $59,315 consist of services performed by consultants and other minor shareholders.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


6.    NOTES PAYABLE - RELATED PARTIES

                  Notes payable - related parties consist of the following as of September 30, 2004:

                  Note payable to former officer and director, unsecured, bearing interest
                  between 5-10% per annum, past due and delinquent.                                   $ 13,236

                  Note payable to entity of former officer director, unsecured, bearing
                  interest at 12% per annum, past due and delinquent.                                   50,000

                  Notes payable to affiliated entity, unsecured, bearing interest at 12% per
                  Annum.  Interest and principal due on September 30, 2004.                            378,253
                                                                                                      --------

                                                                                                       441,489

                  Accrued interest payable                                                              25,956
                                                                                                      --------
                                                                                                      $467,445
                                                                                                      ========

7.    NOTES PAYABLE - NON-RELATED PARTIES

                  Notes payable - non-related parties consist of the following as of September 30, 2004:

                  Note payable to minor stockholder, unsecured, bearing interest at 10% per annum plus $10,000 to be paid in common stock, maturing March 2003 (through the date of this report, the Company is in default on this note as a

                  result of past due maturities and delinquent interest payments).                    $245,333

                  Note payable to minor stockholder, unsecured, bearing interest between
                  10-18% per annum, past due and delinquent.                                            35,000

                  Note payable to minor stockholder, unsecured, bearing interest at 10% per
                  annum, past due and delinquent.                                                        2,072

                  Note payable to minor stockholder, unsecured, bearing interest at 10% per
                  annum, past due and delinquent.                                                        1,666

                  Note payable to an unrelated lending service, unsecured, bearing interest at
                  7% per annum, due January 2, 2005.                                                   150,000
                                                                                                      --------
                                                                                                       434,071

                  Accrued interest payable                                                             139,558
                                                                                                      --------
                                                                                                      $573,629
                                                                                                      ========

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


8.    STOCKHOLDERS' EQUITY (DEFICIT)

      In July 2004, the Company issued 7,500,000 shares of its common stock pursuant to an asset acquisition agreement whereby the Company received 5% of all current and future claim holdings and mineral interests of CMKM Diamonds, Inc. as consideration for the issuance. The value of the assets purchased as defined by the fair value of the stock at the date of issuance is $33,750,000.

      During the quarter ended September 30, 2004 the Company issued 3,200,000 shares of its common stock in consideration for $15,500,000 in cash received.

      In July 2004, the Company issued 50,000 shares of its common stock to acquire 80% interest in Yellow River Mining S.A. This asset is an investment that is valued at $300,000 based on the fair value of the stock at the date of issuance.

      In August 2004, the Company issued 1,714,000 shares of its common stock to acquire an investment interest in an unrelated company. This purchase did not give the Company any significant influence over the company whose stock was acquired. This asset is an investment that is valued at $10,284,000 based on the fair value of the stock given as consideration at the date of issuance.

      In July and August 2004, the Company issued 45,000 shares of its own common stock as a result of the conversion of 450 shares preferred stock, convertible at one share of preferred stock for 100 shares of common stock.

      In September 2004, the Company issued 100,000 shares of common stock to a consultant for services rendered totaling $420,000.

      In September 2004, the Company issued 29,677 shares of its common stock as rounding shares in relation to a prior stock transaction.

      Shares issued for consulting services and for the acquisition of mineral rights and entities possessing mineral rights and other assets consist of restricted commons shares, which were used as the basis for valuing the transactions at fair value.

      In May 2004, the Company granted 1,000,000 common stock warrants under a two-year consulting agreement to an officer of a joint venture partner exercisable at $5.00 per share for one year. The issuance of warrants was accounted for under the fair value method of FAS 123 using the Black-Scholes pricing model. Consulting expense was recorded totaling $63,767 pertaining to the period of time through June 30, 2004 that the agreement was in place. The fair value of these warrants was estimated to be $0.95 per

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


8.    STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

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

      In July 2004, the Company issued 100,000 shares of preferred stock-Series A as consideration for the acquisition of a 20% interest in the mineral rights of 500,000 acres of Canadian property. This purchase is from a related party. The value of these mineral rights was determined by the fair value of the property received as determined by a similar sale of identical property upon the same date.

      In July and August 2004, the Company cancelled 450 shares of its previously issued Series A preferred stock to officers or entities owned by officers. Subsequently in 2004, common shares were issued to these same parties for consulting services previously rendered. Accordingly, the value of the common shares issued in 2004 to these parties for prior services were reduced by the amounts already expensed in previous years with the issuance of preferred shares that were cancelled in 2004.

      PREFERRED STOCK - SERIES B - The Company is authorized to issue 1,000,000 shares of Series B Preferred stock, at par value of $0.001 with other terms as may be determined prior to their issuance by the Board of Directors. Each Series B preferred share may be converted into two (2) common shares upon approval by the Board of Directors.

      As described in Note 1 "History", the Company acquired the outstanding capital stock of E-Bait, Inc. during August 2001 in exchange for 1,572,015 shares as a decrease to Additional Paid-In Capital at the par value of the common stock and recognized other expense "E-Bait acquisition cost" totaling $700,000 for the note payable. In January 2002, the Company issued 140,000 shares of preferred stock - Series B to the former stockholders of E-Bait, Inc. for satisfaction of the note payable totaling $700,000.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


8.    STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

      PREFERRED STOCK - SERIES C - The Company is authorized to issue 1,000,000 shares of Series C preferred stock, at par value of $0.001 with other terms as may be determined by the Board of Directors prior to their issuance. As of September 30, 2004, no Series C preferred stock is issued and outstanding.

9.    RELATED PARTIES

      The Company has entered into various related party transactions. See Notes 2, 4, 6, and 8 for a description of the related party and related party entity transactions in accounts payable, notes payable, compensation and equity.

      In addition, the Company has current officers, shareholders and directors that were also officers, shareholders and directors with Juina at the same time of the, or shortly before the, joint venture agreement to purchase a controlling interest in Juina was executed.

10.   IMPAIRMENT OF INTANGIBLE ASSET

      In September 2002, the Company agreed to issue 1,300,000 shares of the Company's common stock to the CEO and director of the Company for the acquisition of equipment and intellectual property valued at $12,000 and $157,000, respectively. During September 2002, the Company issued 650,000 shares of common stock, and subsequently transferred these shares to an entity affiliated with the CEO ("Affiliate"). In addition, the Company recorded a liability of $84,500 reflected as Due to Related Parties for the additional 650,000 shares to be issued to the CEO and director to be transferred to the Affiliate. Due to the related party nature of this transaction, the Company recorded the property at the historical cost rather than the fair value of the property.

      During 2002, the Company determined the intellectual property had no future value and recognized an expense totaling $157,000 for the impairment of the intangible assets. During 2003, the Company issued 650,000 shares of the Company's common stock in consideration of the $84,500 liability.

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

      As of September 30, 2004, the Company had a net operating loss carryforward of approximately $2,100,000 for federal tax purposes to offset future taxable income, if any. Utilization of the net operating loss carryforward, which begins to expire at various times starts in 2020, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended . To the extent that net operating losses are approximately $2,100,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are approximately as follows:


                                         September 30,     December 31,
                                             2004             2003
                                          ----------       ----------
Net operating loss carryforward           $  712,922       $  588,680
Stock based compensation                   5,300,274        4,503,239
Other receivable                                  --           13,685
                                          ----------       ----------
      Total deferred tax assets            6,013,196        5,105,604
                                          ----------       ----------

      Less: Valuation allowance for
                deferred tax assets        6,013,196        5,105,604
                                          ----------       ----------

      Net deferred tax assets             $       --       $       --
                                          ==========       ==========

      A reconciliation of income tax expense (benefit) to the amount determined using the federal statutory rate of 34% is as follows:


                                             September 30,
                                                 2004
                                             -----------

Pre-tax loss at federal statutory rate       $(1,324,345)
Less: Accumulated depreciation                 1,324,345
                                             -----------
                                             $        --
                                             ===========

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


11.   INCOME TAXES (CONTINUED)

      The Company's subsidiaries may be subject to various income taxes in foreign jurisdictions, including Canada, Brazil and Ecuador. None of the Company's operations in these jurisdictions have generated discernible amounts of taxable income or loss and the Company's management has not determined whether any significant net operating loss carryforwards in these foreign jurisdictions, if allowed, generally expire in five to seven years and management expects that most, if not all, such carryforwards have expired. Accordingly, no deferred tax assets and resulting valuation allowances have been computed relating to foreign taxes.

12.   COMMITMENTS AND CONTINGENCIES

      In connection with the acquisition of Nevada Magnetic Materials, Inc. (Note 2), the Company is under the commitment to distribute an additional 50,000 Company shares to the current shareholders of Nevada Magnetic Materials, Inc. upon 30 days of production at a rate of $15,000 per day of production value.

      The Company is also obligated to, and has begun to provide the operating capital for the El Capitan joint venture (see Note 2) for 90 days.

      In connection with the option to receive a 25% interest in the mineral claims of United Carina Resources Corp. ("UCRC"), the Company is under a commitment to expend an additional $200,000 on exploration and development by March 31, 2005, in order to receive the mineral rights. The Company paid $50,000 to acquire the option which has been recorded in other assets pending resolution of the commitment.

      The Company is obligated under a non-cancelable facility operating lease through April 30, 2009. For the nine months ended September 30, 2004 and the year ended December 31, 2003, rent expense was $53,069 and $14,134, respectively. Future minimum lease payments required under such operating leases for the three months ended December 31, 2004 and the years ended December 31, 2005, 2006, 2007 and 2008 are as follows:

                                2004                  $ 15,029
                                2005                    62,118
                                2006                    62,118
                                2007                    62,118
                                2008                    62,118
                                Thereafter              20,706
                                                      --------
                                Total                 $284,207
                                                      ========

                  U.S. CANADIAN MINERALS, INC. AND SUBSIDIARIES
             FORMERLY KNOWN AS BARRINGTON FOODS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


12.   COMMITMENTS AND CONTINGENCIES

      The Company may realize contingent gains in future periods due to the potential reduction of past-due liabilities through renegotiation of certain payables inherited from predecessor operations.

13.   SUBSEQUENT EVENTS

      The Company has entered into several agreements and material transactions subsequent to September 30, 2004, through the date of the independent auditor's report.

      Juina Mining Corporation also entered into an option agreement with CMKM Diamonds, Inc. to sell an additional 127,336,036 of its shares of common stock. The option was executed October 15, 2004.

      In October 2004, the Company entered into two notes payable to a related party in the amount of $199,692, and $749,607 bearing interest rates of 1% per annum beginning October 1, 2004. This note primarily funds development of mining operations in other countries.

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

STOCK SPLIT AND SYMBOL CHANGE

On October 27, 2004, the Company effected a three for one stock split and changed its trading symbol to USCA. The previous trading symbol had been UCAD. All share and per share numbers contained herein have been adjusted to reflect the stock split, except for such numbers contained in the financial statements and notes thereto.

GENERAL DESCRIPTION OF BUSINESS

U.S. Canadian Minerals is headquartered in Las Vegas, Nevada. On its own and through Joint Ventures, the Company is looking to expand and develop mining properties throughout North and South America. The Company has the following projects, which are in varying stages of development.

Fort a La Corne

On January 20, 2004, the Company acquired from Nevada Minerals, Inc. a 20% interest in the mineral rights to 500,000 acres in Saskatchewan Canada near Fort a La Corne (the "Fort a La Corne Property"). The Company issued 15,000,000 shares of its common stock to Nevada Minerals as consideration for such rights. On July 18, 2004, Nevada Minerals conveyed an additional 20% interest in the mineral rights to the Fort a La Corne Property to the Company for 100,000 Preferred A shares, giving the Company an aggregate 40% of the mineral rights to the Fort a La Corne property. The mineral rights include the right to explore and exploit all minerals discovered in the fort a La Corne property. The Company hopes, based upon certain magnetic imaging technology, that the Fort a La Corne Property contains kimberlites with diamonds. Kimberlites are raw materials in which diamonds are sometimes found. The Company has conducted preliminary drilling and obtained core samples that are presently being examined in a geological laboratory. So far none of these samples has kimberlites in commercially viable quantities and there can be no assurance that any kimberlite with commercially viable quantities of diamonds will ever be found on the Fort a La Corne Property.

Lincoln County

The Company acquired from Nevada Minerals, Inc., for nominal consideration, an option to purchase a mining operation and associated property located in Rachel, Lincoln County, Nevada, (the "Rachel Property") for an exercise price of $2,000,000. The Company does not expect to exercise this option. Moreover, Nevada Minerals' title to the Rachel Property is the subject of litigation. Nevada Minerals acquired the Rachel Property in a foreclosure proceeding, and the person from which title to the Rachel Property was acquired in the foreclosure has filed a lawsuit against Nevada Minerals to have such title reinstated in it. While the Company had initially formed an intention to exercise the option to acquire the Rachel Property, it no longer intends to do so because of its new focus on its Ecuador projects and because it would have to spend $300,000 to build a processing facility on the Property. The option does not expire until failure to exercise upon 10 days written notice of a bonafide offer to purchase the Rachel Property by a third party, however, and the Company may exercise the option to acquire the Rachel Property at any time that the Company concludes that it is in its best interest to do so. John Edgar Dhonau, who owns a majority of the Company's common stock, owns all of and controls Nevada Minerals.

Smeaton

On March 22, 2004, in consideration of a payment of $50,000, the Company acquired from United Carina Resources Corp. and Consolidated Pine Channel Gold Corp., both of which are incorporated under the laws of Canada and have offices at 105-111 Research drive, Saskatoon, Saskatchewan, Canada, an option to acquire an undivided 25% interest (the "Smeaton Claims") in the mineral rights to 22,447 acres located near the Fort a La Corne Property (the "Smeaton Property") subject to a 1% net overriding Smelter Royalty. In order to exercise this option, the Company must spend $200,000 CDN on a development and exploration project on the Smeaton Property. The option expires on March 31, 2005. To date, the Company has spent nothing on any such development and exploration and has not formed an opinion as to whether any such expenditure would be in the best interest of the Company.

Juina Mining Corporation

On March 23, 2004, the Company acquired approximately 85% of the outstanding capital stock of Juina Mining Corporation, a Nevada corporation ("Juina"). The Company acquired the stock from James D. McFadden, Mark Hutchison and Richard Taulli in exchange for 833,334 shares, 179,091 shares and 150,000 shares respectively, of the Company's common stock and for a $200,000 private placement. At the time of this acquisition, there was an understanding between the Company and Mr. Hutchison that he would become a Director of the Company. The Company has the rights, exercisable in whole or in part at the option of the Company, for one year from the date of exchange in the case of Messrs. McFadden and Hutchison and 120 days from the date of exchange in the case of Messr. Taulli to repurchase the shares of its common stock issued to each of Messrs. McFadden, Hutchison and Taulli, at a price of $1.33 per share.

Juina owns 49% of a joint venture called Juina Mining Mineracao, Ltda. ("JMML"). The remaining 51% of JMML is owned by DIAGEM International Resources Corp., a Canadian corporation ("DIAGEM").

The sole asset of JMML is an 86% working interest in the mineral and mining rights to 2,471 acres of land in the District of Juina, Mato Grosso, Brazil ("Property 1000") as well as the equipment and processing facility appurtenant thereto.

At present, there are no operations being conducted by JMML because, among other considerations, the required permits have not been issued by the relevant governmental agencies. There is no assurance that any such permits ever will be issued. Moreover, JMML is controlled by Diagem, which has publicly disclosed that it considers the company to be inactive.

Yellow River Mining

The Company owns 80% of Yellow River Mining S.A., which owns the Yellow River processing plant in the Provincia Del Oro (Province of Gold) in southwest Ecuador. This area has been actively mined since the 1600s. The Yellow River processing plant extracts gold from ore taken from mines in the area. The capacity of the processing plant is presently being expanded to 40 tons per day of ore. Yellow River S.A. receives 50% of the gold it extracts at its plant. To date, the Yellow river processing plant has produced only negligible revenues. The other 20% of Yellow River Mining S.A. is owned by an individual who is an Ecuadorian resident, from whom the Company acquired its 80% interest.

CMKM Diamonds, Inc., owns a producing mine shaft near the Yellow River processing plant. The Company has an agreement with CMKM diamonds pursuant to which CMKM diamonds must use the Yellow river processing plant to extract the gold from the ore from that mine except to the extent the production of such ore exceeds the processing plant's capacity. CMKM diamonds pays Nevada Minerals a fee equal to 20% of the revenues from that mine.

Nevada Magnetic Materials

The Company has acquired Nevada Magnetic Materials, Inc., a Nevada corporation established in 1990, which is focused on the production of Nickel Sulfide Anode Bars. These bars contain approximately 76.3% nickel, 1.4% silver, 1.7% gold and 20.6% residual materials according to a recent assay report. To date the Company has produced 28 Anode Bars weighing ten pounds, which the Company believes have a value of in excess of $1,500 each. No bars have been sold to date. The Company is currently evaluating processes for separating the individual precious metals for the most efficient and economical sales.

COD Mine

The Company is a Joint Venture partner with El Capitan Precious Metals, Inc.
(ECPN). The Company acquired from El Capitan, an 80% ownership of the mining claims designated as the COD Mining Claim 18 miles north of Kingman, Arizona in exchange for 2,160,000 newly issued shares of the Company. Under the agreement, El Capitan must manage the operations at the mine and contribute the equipment needed for such operations. The Company shall contribute the operating capital for such operations for 90 days. The Company has satisfied its obligation to contribute such capital, and its total contribution was $60,000. The revenue from the operations shall be split 50-50 between the Company and El Capitan.

On October 12, 2004, operations at COD were commenced.

CMKM Diamonds, Inc.

On July 18, 2004, the Company acquired 5% of all mineral holdings of CMKM Diamonds, Inc. ("CMKM") for 22,000,000 shares of common stock of the Company. On the same date, the company acquired an option to purchase an additional 10% of such mineral holdings. The exercise price of this option was $15,000,000. On July 27, 2004, the Company made its initial exercise pursuant to this option in the amount of $3,000,000 which is equivalent to an additional 2% of such mineral holdings.

On September 9, 2004, the Company exercised an additional portion of the option agreement with CMKM in the amount of 1.66% for $2,500,000.

On September 9, 2004, the Company exercised an additional portion of the option agreement with CMKM in the amount of 5.33% for $8,000,000.

Most of CMKM Diamonds, Inc.'s holdings are in Saskatchewan, Canada in the general vicinity of the Company's Fort a La Corne and Smeaton holdings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $ 3,895,131 for the nine months ended September 30, 2004, compared with a net loss of $ 2,108,333 for the nine months ended September 30, 2003. The Company is in the third year of product development, with an accumulated net loss during the development stage of approximately $ 18,911,615. .

The quarter's activities were financed primarily through sale of restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing. During June, July, August and September of 2004, Mr. Urban Casavant, who is a Director and the Chief Executive Officer of CMKM Diamonds, Inc., and four other persons related to him by blood or marriage, purchased 9,000,000 shares of the Company's common stock at a price of $1.67 per share in a private placement exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). The proceeds were used to exercise the Company's option to acquire mineral rights from CMKM Diamonds, Inc., as described above, and for general corporate purposes.

On August 20, 2004, the Company signed an agreement with Langley Investment Trust, PLC a London investment trust to exchange 5,142,000 restricted shares of the Company for 4,958,896 shares of Langley which are freely tradable on the London Stock Exchange. Langley entered into a "lock up" agreement with the Company pursuant to which it agreed not to trade the Company's shares it will receive as a result of this transaction for a period of two years from the closing date. The issuance of the Company's common stock to Langley was exempt from the registration provisions of the Securities Act pursuant to Regulations
S. Fifty percent of Langley's shares issued to the Company will be held in escrow for two years following their issuance and in the event the per share market price the Company's common stock at such time is less than the per share value of the Company's stock at the time of the closing, Langley shall be entitled to the return out of escrow a percentage of Langley's shares equal to the market value of such decline. The remaining shares held in escrow shall be released to the Company at the time of any such release back to Langley.

In October 2004, the Company entered into two notes payable to a related party in the amount of $199,692 and $749,607 bearing interest rates of 1% per annum beginning October 1, 2004, these notes are payable to IB2000.com, Inc. whose sole shareholder is John E. Dhonau who is the majority shareholder of the Company. The note for $749, 607 was a consolidation of several earlier notes including the $199,692. This note primarily funds development of mining operations in other countries.

The opinion of the Company's independent auditor for the financial statements as of and for the period ended on September 30, 2004 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on September 30, 2004, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

On October 28, 2004, the U.S. Securities and Exchange Commission announced the temporary suspension of trading in the Company's securities. The suspension expired by its terms at 11:59 PM on November 10, 2004. The SEC stated that the suspension was because of questions that had been raised about the accuracy of publicly disseminated information concerning other things, the Company's financing and mining activities and the value of the Company's purported assets.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

 EXHIBIT
   NO.          DOCUMENT DESCRIPTION
  ---          --------------------
  (1)          Certification of Chief Executive Officer

(b)   REPORTS ON FORM 8-K

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 15, 2004



                             U.S. Canadian Minerals, Inc.
                             -----------------------------------
                                        Registrant


By: /s/Rendal Williams
      ------------------------
      Rendal Williams
      Chairman of the Board
      Chief Executive Officer
      Secretary