Form 10KSB
period 2004-12-31
U S CANADIAN MINERALS INC
filed 2007-01-08
CIK 1104194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25523

U. S. CANADIAN MINERALS, INC.
(Exact name of small business issuer in its charter)

Nevada	33-0843633
(State or other jurisdiction of incorporation or organization(	(I.R.S. Employer Identification No.)
5380 Valley View Ave., Suite F Las Vegas, NV 89118 (Address of principal executive offices)	(702) 433-8223 (Registrant's telephone number)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share
 (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for its most recent fiscal year: $108,000

As of December 29, 2006 the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,977,073 based on the closing trade reported on the Pink Sheets. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

On December 29, 2006 the registrant had 104,031,236 of Common Stock, (0.001par value per share) issued and 607,450 shares of Series “A” preferred stock, (0.001par value per share); issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

U.S. CANADIAN MINERALS, INC.
Index to
Annual Report of Form 10-KSB
For the Period Ended December 31, 2004

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

U.S. Canadian Minerals, Inc., formerly known as Barrington Foods International, Inc., (hereinafter referred to as the "Company") was a development stage company in accordance with Statement of Financial Accounting Standards No. 7 until it began mining operations in 2004. Up until December 31, 2003, the Company's main focus was on the manufacture/distribution of food products. In January 2004, the Company changed its business focus to the acquisition of mineral rights, mining resources and the development of mining operations to extract minerals by acquiring existing active and inactive mining operations and/or assets and it is no longer a development stage company. On January 2, 2004, the Company changed its name from Barrington Foods International, Inc. to U.S. Canadian Minerals, Inc. During 2004 the Company acquired various mineral rights and mining resource interests in Fort a la Corne, Saskatchewan, Canada; Lincoln County, Nevada; District of Juina, Mato Grosso, Brazil; southwest Ecuador; and Arizona.

The Company’s management has determined that during 2004 the fair values of many of its properties at the date of acquisition were substantially less than the Company had originally reported. See Item 6 for a more detailed discussion of the Company’s mining businesses and plan of operation.

Intellectual Property

The nature of patent and trademark registration is very complex and requires legal expertise. To date, no applications have been prepared to patent any of the Company’s assets or concepts.

Governmental Regulation

The Company’s operations require licenses and permits from various governmental authorities. The Company believes that it presently holds all licenses and permits required to carry on with present activities under applicable laws and regulations, and believes that it is complying at the present time in all material respects with the terms of such licenses and permits. In order to commence additional operations the Company may be required to obtain additional licenses and permits, and there is no assurance that we will be able to do so.

The Company presently has no significant operations in the United States. However, the Company has investments in several U.S. properties. It is subject to the environmental regulations of jurisdictions outside the United States. The Company believes that it is in compliance with all of these laws, and believes that the environmental impact of the Company’s exploration activities will be minimal. Should the Company's operations result in the removal of large amounts of rock or soil, it will likely have to remediate any environmental disruption caused by such activities.

Employees

At December 31, 2004, the Company had 2 full time employees. None of its employees were represented by a collective bargaining arrangement.

The Company currently has 2 consultants and contractors on staff. The Company also looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants. Management plans to use consultants, attorneys and accountants as necessary. The Company’s performance and success is dependent on management’s ability to raise the necessary funds required to develop, create and execute strategies for the Company.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company rents its principal executive and business offices at 5380 Valley View Avenue, Suite F, La Vegas NV 89118. During 2004 the Company did not own any real property in the United States. The company had investment in other organizations which owned interests in real estate, including mineral and/or mining rights.

ITEM 3.   LEGAL PROCEEDINGS.

As disclosed on a previous Form 8-K, on Oct. 27, 2004, the Securities and Exchange Commission entered a formal order directing the investigation of the Company by the staff of the SEC. Pursuant to that formal order, the SEC staff commenced an investigation of the Company and issued subpoenas to the company, its officers and directors, and others having relationships with the company, which subpoenas required the production of documents and the giving of testimony. The Company and its officers and directors have produced documents and given testimony in cooperation with the investigation and intend to continue to cooperate fully in the future.

As disclosed on a previous Form 8-K, on October 28, 2004, the U.S. Securities and Exchange Commission announced the temporary suspension of trading in the Company's securities. The suspension expired by its terms at 11:59 PM on November 10, 2004. The SEC stated that the suspension was because of questions that had been raised about the accuracy of publicly disseminated information concerning among other things, the Company's financing and mining activities and the value of the Company's purported assets.

As disclosed on a previous Form 8-K, on March 14, 2006 the Company received a “Wells Notice” from the Securities and Exchange Commission (the ”SEC”). The Company was notified that the SEC is considering bringing a civil action against the Company seeking a civil injunction, administrative remedies, disgorgement and penalties. The outcome of the matter is uncertain at this time. Since March 2006, management has responded to the Wells notice within the time period allotted. To date no proceedings have been brought by the SEC against the company.

Pending or Threatened Litigation, Claims and Assessments (excluding unasserted claims and assessments)

Mpower, Inc. v. U.S. Canadian Minerals, Inc. - District Court Case No. A515024

On December 28, 2005 Mpower, Inc. filed a Complaint against U.S. Canadian Minerals, Inc. in order to recover the sum of $38,808.27 due Mpower, Inc. from a promissory note executed on or about January 2, 2005. The promissory note U.S. Canadian Minerals, Inc. was being sued on was actually executed on behalf of Barrington Foods International, Inc. We did not contest such complaint. Thus, a Default Judgment was entered against U.S. Canadian in the amount of $53,287.04 on April 18, 2006.

Management is in negotiations to resolve this issue without having to pay out the entire sum of the judgment. There is no assurance that management will be able to negotiate a lower sum. The Company may have to pay the entire sum.

James McFadden v. U.S. Canadian Minerals, Inc. - American Arbitration Assoc. No. 79 168 00084 05 MAGE

On or about May 26, 2005, James McFadden filed a demand for Arbitration before the American Arbitration Assoc. pursuant to the March 23, 2004 Agreement entered into between McFadden and U.S. Canadian whereby U.S. Canadian agreed to purchase from McFadden 25 million common shares of Juina Mining Corp. in exchange for: (i) 277,778 shares of common stock of U.S. Canadian; (ii) an option to repurchase the 277,778 U.S. Canadian shares at a price of $4.00 per share for a period of 1 year commencing on April 1, 2004; and (iii) a loan payment by U.S. Canadian to McFadden in the amount of $300,000 on or before April 30, 2004, for which McFadden was to pledge 75,000 of the above shares, post 90-1 conversion, as a security interest for the $300,000 loan. Subsequent of the execution of that March 2004 Agreement, McFadden alleges that U.S. Canadian participated with other Defendants in causing the promised U.S. Canadian shares to be sold illegally into the public market, nor did U.S. Canadian pay McFadden the $300,000 loan/payment. The Company does not admit such claims. The amount claimed in this matter was for $300,000.

Stephen Issod v. U.S. Canadian Minerals, Inc. et al. - U.S. District Court Case No. CV-S-05-0939-KJDIJUJ

This matter was filed against U.S. Canadian Minerals, Inc. on August 5, 2005 alleging breach of royalty interests and payments due from diamonds mined from a Brazilian diamond mine. Specifically, Plaintiff's claim was for a 6.78% interest in the diamonds mined, and the verified Complaint estimated the diamonds worth over 50 million dollars. The Company did not admit or deny such claims.

Subsequent Event

Subsequent to December 31, 2004, the issues discussed above regarding McFadden and Issod were satisfactorily settled. On Nov. 2, 2006 the Company agreed to the transfer of 471,000 shares of Juina Mining Company (post 350:1 rollback). At the time of the settlement Juina shares were trading on the Pink Sheets. The average volume of trading and average price per share in Juina commons shares in the month of October is considered undeterminable due to the fluctuation in the trading activity.  During that month, the high price per share was $4.00 and the low price per share was $1.30.  The high trading volume was 1000 shares and the low trading volume was zero shares.  As of the date of this report, the Company has not yet effectuated the terms of the settlement agreement as the stock transfer to McFadden and Issod is incomplete.  The Company has no dispute regarding to terms of the settlement agreements.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

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

In January 2004, the Company executed a 1 for 125 reverse split of its common stock, and in October 2004 the Company executed a 3 for 1 forward stock split. The table set forth below has been adjusted to reflect both these stock splits. Until October 28, 2004, the Company's stock was quoted on the OTCBB. After November 10, 2004, because of the trading suspension imposed by the SEC, as described below, the Company's stock was quoted on the pink sheets under stock symbol USCA.

The following table sets forth the high and low bid prices of the Company's common stock for each quarter shown, as provided by the NASDAQ Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL 2002	HIGH	LOW
Quarter Ended March 31, 2002	$0.95	$0.06
Quarter Ended June 30, 2002	$0.31	$0.06
Quarter Ended September 30, 2002	$0.19	$0.06
Quarter Ended December 31, 2002	$0.22	$0.09

FISCAL 2003	HIGH	LOW
Quarter Ended March 31, 2003	$0.160	$0.050
Quarter Ended June 30, 2003	$0.110	$0.045
Quarter Ended September 30, 2003	$0.500	$0.005
Quarter Ended December 31, 2003	$0.035	$0.010

FISCAL 2004	HIGH	LOW
Quarter Ended March 31, 2004	$2.30	$0.01
Quarter Ended June 30, 2004	$7.05	$1.35
Quarter Ended September 30, 2004	$7.35	$2.55
Quarter Ended December 31, 2004	$18.75	$1.85

At December 31, 2004, the company had 68,405,282 common shares issued and outstanding, and 527,450 preferred series “A” shares issued and outstanding. The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The company intends to reinvest its earnings, if any are achieved, in the continued development and operations of its business. Any payment of dividends would depend upon the company’s patterns of growth, profitability, financial conditions, and such other factors as the Board of Directors may deem relevant.

RECENT SALE OF UNREGISTERED SECURITIES

Shares issued in 2004 were exempt from registration under Section 4(2) of the Securities Act as transactions not involving a public offering.

PREFERRED STOCK - SERIES A - In January 2004, the company issued 10,000 shares of Class A Preferred Stock in satisfaction of a Company liability totaling $156,416. This stock was issued to IB 2000 for repayment of debt of $156,416 dating to Barrington Foods.

In January 2004 38,000 preferred “A” shares were issued to Rendal Williams CEO. As of the date of this report, the Company has not yet issued 76,000 preferred series “A” shares owed to Rendal Williams associated with the forward split of such securities.

On January 5, 2004 the Company issued 25,021,670 shares of its common stock for repayment of debt.

On January 6, 2004 the Company issued 8,000,000 shares of its common stock to the Company’s officers and directors.

On January 20, 2004, the Company approved a 125-to-1 reverse stock split of its common stock.

On January 23, 2004 the Company issued 5,000,000 shares of its common stock to Nevada Minerals Inc. for acquisition of mineral rights.

On January 28, 2004 the Company issued 460,000 shares of its common stock for conversion of preferred stock.

On January 28, 2004 the Company issued 13 shares of its common stock for beneficial owner round up.

On February 3, 2004 the Company issued 1,000,000 shares of its common stock for conversion of preferred stock.

On February 10, 2004 the Company issued 12 shares of its common stock for beneficial owner round up.

On February 27, 2004 the Company issued 4,300 shares of its common stock for services.

On February 27, 2004 the Company issued 5,000 shares of its common stock for conversion of preferred stock.

On March 15, 2004 the Company issued 5,000 shares of its common stock for services.

On March 30, 2004 the Company issued 404,140 shares of its common stock for acquisition of asset.

On April 12, 2004 the Company issued 160,000 shares of its common stock for services.

On May 27, 2004 the Company issued 50,000 shares of its common stock to Nevada Magnetic for acquisition of assets.

On May 27, 2004 the Company issued 720,000 shares of its common stock to El Capitan Precious Metals for acquisition of assets.

On June 30, 2004 the Company issued 1,000,000 warrants to an officer of an affiliate to purchase stock at $5.00 per share.

On June 8, 2004 the Company issued 20,000 shares of its common stock for consulting services.

On July 2, 2004 the Company issued 200,000 shares of its common stock to CMKXtreme for acquisition of asset.

On July 7, 2004 the Company issued through a subscription agreement 600,000 shares of common for $3,000,000.

On July 19, 2004 100,000 shares of preferred “A” shares were issued to Nevada Minerals for a 20% interest in 500,000 acres of mining claims in Saskatchewan, Canada.

On July 20, 2004 the Company issued 7,500,000 shares of its common stock to CMKM Diamonds, Inc. for acquisition of asset.

On July 21, 2004 the Company issued 15,000 shares of its common stock for conversion of preferred shares.

On August 10, 2004 the Company issued 20,000 shares of its common stock for services.

On August 10, 2004 the Company issued 1,714,000 shares of its common stock to Langley Park Investment Trust as per stock purchase agreement.

On August 23, 2004 the Company issued 10,000 shares of its common stock for services.

On September 2, 2004 the Company issued 100,000 shares of its common stock for services.

On September 7, 2004 the Company issued through a subscription agreement 600,000 shares of common for $3,000,000.

On September 21, 2004 the Company issued through subscription agreements 1,200,000 shares of its common stock for $6,000,000.

On September 22, 2004 the Company issued through a subscription agreement 600,000 shares of common for $3,000,000.

On September 23, 2004 the Company issued 29,677 shares of its common stock for rounding shares.

On October 7, 2004 the Company issued 85,700 shares of its common stock for cash investment.

On October 11, 2004 the Company issued 2,080,000 shares of its common stock for conversion of preferred shares.

On October 12, 2004 the Company cancelled 31,500 shares of its common stock.

On October 22, 2004 the Company entered 40 shares from prior transfer agent.

On October 25 2004, the Company approved a 3:1 forward stock split of its common and preferred series A stock.

On October 26, 2004 the Company issued 20,000 shares of its common stock to Langley Park for exercising of warrants.

On October 27, 2004 the Company cancelled 4,806,000 shares of its common stock previously issued to Nevada Minerals Inc.

On November 3, 2004 the Company issued 179,091 shares of its common stock for services.

On November 11, 2004 the Company issued 921,000 shares of its common stock for services.

On November 16 2004 the Company issued 399 shares of its common stock for rounding shares.

On November 19, 2004 the Company issued 408 shares of its common stock for treasury issue certificates from old TA.

On December 17, 2004 the Company issued 3,300 shares of its common stock for debt repayment.

On December 20, 2004 the Company issued 1,000,000 shares of its common stock for conversion of preferred shares.

Subsequent to the year ended December 31, 2004 the Company issued the following:

On January 13, 2005 the Company issued 40,000 shares of its common stock to reflect 3:1 forward split to LJDT LLC.

On February 23 2005 the Company issued 450,000 shares of its common stock for conversion of preferred stock.

On March 4, 2005 the Company issued 480 shares of its common stock for certificates from old transfer agent.

On March 18, 2005 the Company issued 100,000 shares of its common stock for services.

On March 21, 2005 the Company issued 960 shares of its common stock for replacement of stock.

On April 28, 2005 the Company issued 12,000 shares of its common stock for cash investment.

On May 2, 2005 the Company issued 50,000 shares of its common stock for cash investment.

On May 3, 2005 the Company cancelled 300,000 shares of its common stock previously issued.

On May 11, 2005 the Company issued 480 shares of its common stock for certificates from old transfer agent.

On June 10 2005 the Company issued 1,000,000 shares of its common stock for cash investment.

On July 1, 2005 the Company issued 500,000 shares of its common stock for cash investment.

On August 25, 2005 the Company cancelled 600,000 shares of its common stock previously issued.

On September 6, 2005 the Company issued 30,000,000 shares of its common stock for conversion of 300,000 preferred stock Series A to Nevada Minerals.

On November 29, 2005 the Company issued 139,534 shares of its common stock to North Star Diamonds per terms of an agreement.

On November 29, 2005 the Company issued 642,500 shares of its common stock for cash investment.

On November 23, 2005 the company received $75,000 in exchange for a note payable, the issuance of 400,000 common shares (issued on November 29th), and a common stock warrant. The note bears no interest. The note was due 180 days from the date of receipt of proceeds. The Company has made no payments towards this note as of the date of this filing. The warrant provides for the mandatory redemption of the 1,400,000 of the stockholder’s common shares back to the Company’s treasury at a strike price of 25 cents above the market price on November 23, 2006. The shareholder is the beneficial owner of just less than 10% of the Company’s common shares issued and outstanding as of the date of this report.

On November 29 2005 the Company issued 270,000 shares of its common stock for services.

On December 2, 2005 the Company issued 500,000 shares of its common stock for cash investment. As discussed above, this stockholder also received a warrant to redeem such shares.

On January 12, 2006 the Company issued 500,000 shares of its common stock for cash investment. As discussed above, this stockholder also received a warrant to redeem such shares.

On January 27, 2006 the Company issued 320,000 shares of its common stock for cash investment.

On April 1, 2006 the Company agreed to issue 2,000,000 of its shares for services.

On October 26, 2006 the Company issued 628,000 shares of its common stock for settlement of fees owing for services to Stevenson Management.

On November 24, 2006 the Company issued 80,000 of Preferred “A” shares of its shares for services rendered by the Company’s management.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION, INCLUDING SUBSEQUENT EVENTS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of Operation

(i) GENERAL

U.S. Canadian Minerals, Inc. began developing products in 2000, and during 2002-2003 conducted business under the name Barrington Foods International, Inc. During this time the business was unrelated to minerals and mining. On January 2, 2004, the Company changed its name to U.S. Canadian Minerals, Inc., and commenced business development as a mining and mineral processing company.

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock and 1,000,000 shares of its $0.001 par value Series A, B and C preferred stock.

Significant Adjustments Recorded to the Purchase Price of Certain Assets

The Company’s management has determined that during 2004 the fair values of many of its properties at the date of acquisition were substantially less than the Company had originally reported. These include the investments in Nevada Minerals’ claims in Smeaton, Saskatchewan, Fort La Corne, Saskatchewan, investments in CMKM, investments in Nevada Magnetics and 5616 hectares of mining claims in Ecuador.

Fort a la Corne

On January 20, 2004, the Company acquired from Nevada Minerals, Inc. a 20% interest in the mineral rights to 500,000 acres in Saskatchewan Canada near Fort a La Corne (the "Fort a La Corne Property"). See "Item 12. Certain Relationships and Related Transactions." The Company issued 5,000,000 shares of its common stock to Nevada Minerals as consideration for such rights. On July 18, 2004, Nevada Minerals conveyed an additional 20% interest in the mineral rights to the Fort a La Corne Property to the Company for 100,000 shares of Series A Preferred Stock, giving the Company an aggregate 40% of the mineral rights to the Fort a La Corne property. The mineral rights include the right to explore and exploit all minerals discovered in the Fort a La Corne property.

Lincoln County

The Company acquired from Nevada Minerals, Inc., for nominal consideration, an option to purchase a mining operation and associated property located in Rachel, Lincoln County, Nevada, (the "Rachel Property") for an exercise price of $2,000,000. See "Item 12. Certain Relationships and Related Transactions." Nevada Minerals' title to the Rachel Property is the subject of litigation. Nevada Minerals acquired the Rachel Property in a foreclosure proceeding, and the person from which title to the Rachel Property was acquired in the foreclosure has filed a lawsuit against Nevada Minerals to have such title reinstated in it. While the Company had initially formed an intention to exercise the option to acquire the Rachel Property, it no longer intends to do so because of its focus on its Ecuador projects described below and because it would have to spend $300,000 to build a processing facility on the property. The option does not expire until failure to exercise upon 10 days written notice of a bona fide offer to purchase the Rachel Property by a third party, however, and the Company may exercise the option to acquire the Rachel Property at any time that the Company concludes that it is in its best interest to do so. John Edgar Dhonau, who beneficially owns a majority of the Company's common stock, owns all of and controls Nevada Minerals.

At the time the Company intended to exercise the option to acquire the Rachel Property, it entered into a land use agreement with Nevada Minerals that gave it the right to enter the property to begin building a processing facility. Pursuant to this agreement, the Company made two monthly rent payments of $10,000 each for the periods ended August 15 and September 15, 2004.

Smeaton

On March 22, 2004, in consideration of a payment of $50,000, the Company acquired from United Carina Resources Corp. ("Carina") and Consolidated Pine Channel Gold Corp. ("Pine Channel"), both of which are incorporated under the laws of Canada and have offices at 105-111 Research Drive, Saskatoon, Saskatchewan, Canada, an option to acquire an undivided 25% interest (the "Smeaton Claims") in the mineral rights to 22,447 acres located near the Fort a La Corne Property (the "Smeaton Property") subject to a 1% net overriding Smelter Royalty. In order to exercise this option, the Company would be required to spend $200,000 CDN on a development and exploration project on the Smeaton Property. The company decided not to expend any additional money to exercise this option.

Juina Mining Corporation

On March 23, 2004, the Company acquired 10 million shares of the Preferred Stock of Juina Mining Corporation, a Nevada corporation ("Juina"), in exchange for $116,000 in cash and a note in principal amount of $84,000 (which note was subsequently paid in full). At the same time, the Company acquired 25 million, 5 million and 5 million shares of Juina common stock, respectively, from James D. McFadden, Mark Hutchison and Richard Taulli in exchange for 833,334 shares, 179,091 shares and 150,000 shares, respectively, of the Company's common stock. Subsequently, the Company converted the preferred stock to 80 million shares of Juina common stock, giving the Company 77.1% of Juina's total outstanding common stock. At the time of this acquisition, there was an understanding between the Company and Mr. Hutchison that he would become a Director of the Company. See "Item 12. Certain Relationships and Related Transactions." The Company had the rights, exercisable in whole or in part at the option of the Company, for one year from the date of exchange in the case of Messrs. McFadden and Hutchison and 120 days from the date of exchange in the case of Mr. Taulli to repurchase the shares of its common stock issued to each of Messrs. McFadden, Hutchison and Taulli, at a price of $1.33 per share. The Company exercised its rights to acquire its shares from Mr. Taulli at that price. Subsequently, in May 2004, the Company paid another $150,000 on behalf of Juina to satisfy an obligation of Juina, and in return received 10 million additional shares of Juina preferred stock (convertible into 80 million shares of common stock), which the company converted. In connection with the original acquisition of an interest in Juina, the Company paid 324,996 shares of its common stock to four persons as consulting fees in connection with the transaction. One of those persons was Nevada Minerals, which is an affiliate of the Company. Nevada Minerals received 225,000 of the 324,996 shares paid as consulting fees. See "Item 12. Certain Relationships and Related Transactions."

Juina owns 49% of a joint venture called Juina Mining Mineracao, Ltd. ("JMML"). The remaining 51% of JMML is owned by DIAGEM International Resources Corp., a Canadian corporation ("DIAGEM").

The sole asset of JMML is an 86% working interest in the mineral and mining rights to 2,471 acres of land in the District of Juina, Mato Grosso, Brazil ("Property 1000") as well as the equipment and processing facility appurtenant thereto.

At present, there are no operations being conducted by JMML because, among other considerations, the required permits have not been issued by the relevant governmental agencies. Permits for mining were never obtained and plans for mining have been abandoned. Moreover, JMML is controlled by Diagem, which has publicly disclosed that it considers JMML to be inactive.

JMML, however, has entered into a Joint Venture Agreement with Mineradora ECO with respect to a 49.80 hectare parcel in the western portion of Property 1000. As part of the Joint Venture Agreement, Mineradora ECO is entitled to 50% of all revenue generated by the sale of diamonds produced from this portion of Property 1000. In return, Mineradora ECO will undertake the task of securing land owner permissions and all government permits and licenses in order to commence operations and act as the operator on the 49.80 hectare parcel. To date, Mineradora ECO has been unsuccessful in obtaining these permits and licenses, and there is no assurance that it will ever do so. This agreement was never fulfilled and the project was abandoned.

Yellow River Mining

On March 22, 2004, Juina Mining issued 5,000,000 of its restricted common shares to acquire 80% of the issued and outstanding shares of Yellow River Mining S.A, which owned processing plants in the Provincia Del Oro (Province of Gold) in southwest Ecuador. Yellow River is an active mine with unproven reserves and has not produced significant amounts of revenue. Under the terms of the agreement, Yellow River S.A. is to receive 50% of the gold it extracts at its plants. The other 20% of Yellow river Mining S.A. is owned by an individual who is an Ecuadorian resident, from whom the company acquired its 80% interest. The Company anticipated using proceeds from subsequent offerings to construct and improve mining facilities at Yellow River.

CMKM Diamonds, Inc., owned a producing mine shaft near one of the Yellow River processing plants. The Company had an agreement with CMKM Diamonds pursuant to which CMKM Diamonds must use that processing plant to extract the gold from the ore from that mine except to the extent the production of such ore exceeds the processing plant's capacity. CMKM Diamonds was to pay Nevada Minerals a fee equal to 20% of its revenues from that mine. The Yellow River Mining Co. processed ore from the American Shaft in 2004 and 2005.

Subsequent to the year ended December 31, 2004, on August 3, 2005 the Company executed an Asset Purchase Agreement with Minera Compania Double Down SA, which provided for the sale of 100% of the company’s 80% interest in Yellow River Mining, SA, an Ecuador corporation which owns certain mineral rights to land in Ecuador.  From April 2005 to September 2005 the company’s subsidiary Durangoro had an agreement to process Yellow River’s ore and Durangoro received compensation from the sale of gold. The Buyer holds 46.6% of the Company’s common stock. As consideration for the Assets, the Buyer paid the company $800,000 which included the assumption of a $127,000 debt owed by the Company to Nevada Minerals, Inc and payment of various debts of the Company to various vendors associated with the construction and maintenance of the Yellow River Mining Co.’s assets. Full consideration was not transferred to the Company until September 9, 2005.

Nevada Magnetic Materials

On March 16, 2004, the Company issued 50,000 shares of restricted common stock for 100% of the issued and outstanding shares of Nevada Magnetic Minerals (NMM). NMM owns mineral rights to real property located in Nevada and was previously engaged in the business of processing raw ore into anode bars, which could be transported for further processing into gold bullion. At the date of acquisition, NMM's assets were of a speculative nature and have not been involved in active operations for some time. Subsequently, the individual operating NMM has died and the investment has been written down to zero.

COD Mine

On May 11, 2004, the Company entered into a joint venture agreement with El Capitan Precious Metals Inc. to acquire an 80% ownership of mining claims located in Arizona. The Company was required to contribute 720,000 shares of its common stock to acquire the mining rights. The joint venture agreement entitled the Company to receive 50% of the anticipated profits from tailings and settlement ponds and gave the Company the obligation to provide operating capital for the first 90 days of operation. After this period, the joint venture partner (operator) bore the risk of excess losses and liability.

The reserves for which the Company obtained mineral rights through the El Capitan joint venture agreement were "proven or probable" that is, the Company had been provided an outside commercial appraisal of the estimated value of the property "as is" for $5,000,000. The estimated reserves at March 2001 were estimated to yield ground values of approximately $138,000,000 and eventual recovery of $120,000,000 in revenues. These estimates were based on gold (22% of total values), silver (28.4%), lead (15.5%), zinc (25.0%), as well as copper (4.0%) prices at February 27, 2001.In November of 2006 management obtained a new commercial appraisal of COD mine valuing it at $6,800,000.The reserves at November 2006 were estimated to yield ground values of approximately $229,000,000 and eventual recovery of $187,000,000 in revenues The reserves are purported to have not been depleted since the date of appraisal. No minerals were produced during the twelve months ended December 31, 2004.

CMKM Diamonds, Inc. Mineral Rights

On July 18, 2004, the Company agreed to purchase a 5% interest in all current and future claim holdings and mineral interests of CMKM Diamonds, Inc. in exchange for 7,500,000 shares of the Company's common stock. The Company also executed an option agreement to purchase up to an additional 10% of CMKM Diamonds, Inc. at a price of $1,500,000 for each 1% purchased. The Company had one year from the date of the agreement to execute all or part of the option in minimum 1% increments.

The Company received five stock subscription agreements from related parties to CMKM Diamonds to purchase 3,000,000 shares of the Company's common stock at a price of $5 per share. $15,000,000 was received by the Company, in addition with common shares, to exercise the options on the first 7% of the current and future claims of CMKM Diamonds, Inc. under the July 18, 2004 agreement, noted above and an additional 5% of current and future claims of CMKM Diamonds, Inc. On the same dates of receipt of proceeds, the Company issued a checks for the amount of the investments back to CMKM Diamonds, Inc., in which Urban and Carolyn Casavant, are affiliates. As stated in the findings by the U.S. SEC, on July 27, 2004, CMKM issued a press release confirming receipt of proceeds of $3,000,000 from the Company. See SEC Initial Decision Release No. 291, Administrative Proceeding in the Matter of CMKM Diamonds, Inc., File No. 3-11858 dated July 12, 2005. Other investors of $3,000,000 each include Wesley Casavant and Cindy Dwyer, relatives of Urban and Carolyn Casavant.

On July 18, 2004, the Company acquired 5% of all mineral holdings of CMKM Diamonds, Inc. ("CMKM") for 7,500,000 shares of common stock of the Company. On the same date, the company acquired an option to purchase an additional 10% of such mineral holdings. The exercise price of this option was $15,000,000. On July 27, 2004, the Company made its initial exercise pursuant to this option in the amount of $3,000,000 which is equivalent to an additional 2% of such mineral holdings.

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

Nevada Minerals

On July 19, 2004, the Company entered into an agreement with Nevada Minerals, a related party and affiliate of the Company, to purchase an additional 20% interest in 500,000 acres of Canadian property, which was subject to a joint venture between the two entities. The property is located in Fort a la Corne, Saskatchewan, Canada (see above). The Company acquired such interest for 100,000 preferred shares (pre forward 3:1 split). The interest purchased current and future mineral rights, but did not include any real property interests. In 2005, an independent appraiser had valued the total mineral rights associated with the 500,000 acres at approximately $12,000,000. Company management, however, has determined that these mineral rights were never of this value and as of the date of acquisition are valued based on the $127,000 cost basis of the acquisition of such property rights by Nevada Minerals.

Juina Mining

On July 28, 2004, the Company entered into an asset purchase agreement with Juina Mining Corporation to purchase its entire investment in Yellow River Mining, S.A. in exchange for 50,000 shares of the Company's common stock. During the period July 28, 2004 through 2005, the Company commenced construction of the processing plant and facilities located at the Yellow River site. The Company made a significant investment in such construction. Subsequently, the Yellow River Mining Company, S.A. was transferred to our company. We held a majority interest in this investment, but did not control this investment. It was later sold to Nevada Minerals, a related party and affiliate, for $800,000, as discussed previously. At December 31, 2004, the value of our remaining interest in Juina is reported at its cost of $151,000.

Langley Park Investment Trust

The Company also entered into a stock purchase agreement to sell 1,714,000 shares of common stock to an unrelated party at the average per share price of the closing bid of the Company's common stock for the 10 trading days immediately preceding July 30, 2004. The acquiring entity was to use its shares as consideration for the purchase. On August 8, 2004 the company issued 1,714,000 shares to Langley Park Investment Trust (LPIT) in exchange for shares of Langley Park Investment Trust. Langley Park Investment Trust is a mutual fund traded on the London AIM exchange investing primarily in microcap mining stocks. The company received 4,958,896 shares of LPIT in exchange for 1,714,000 shares of company stock. In 2005 the company sold 2,479,448shares leaving 2,479,448 shares of LPIT in escrow upon which LPIT held a call option exercisable at 1 pence per share if the company’s stock decreased in value by an agreed upon percentage. Due to the precipitous decline of the value of the company’s stock in 2005 this option became exercisable in October, 2006. LPIT called the stock at 1 pence per share as per the 2004 acquisition agreement.

Subsequent to the year ended December 31, 2004 the Company made the following acquisitions:

Santa Fe Mining, S.A.

Subsequent to December 31, 2004 the company formed an Ecuadorian subsidiary, Santa Fe Mining, S.A. of which the company is 80% owner. Santa Fe Mining, S.A. has a flotation processing plant in Buza, El Oro, Ecuador. The plant remained in construction throughout 2005. To date the plant has not been operational. The plant has 3 flotation tanks, a semi autogenous ball mill, hopper and conveyor system and is capable of processing up to 50 tons per day of ore, once additional capital equipment has been installed. The plant has approximately one hectare of land and a residential house on the property. The property is surrounded by a concrete wall and metal fencing. The plant has 24 hour security onsite.

Ecuador Mineral Rights

On March 30, 2005 the Company acquired mineral rights to 5,616 hectares of land in Ecuador for $11,000 cash and 200,000 shares of restricted stock. The property is located near the Yellow River and Santa Fe processing plants. The property has a number of existing mineshafts on the land from which gold bearing ore has been previously produced. These mineral rights were subsequently lost in 2006 due to failure to pay taxes.

Minera Durangoro, Ecuador

In 2005, we owned a majority interest in Minera-Durangoro, S.A., a company incorporated in Ecuador. We did not control this investment. In November 2006, the Company approved an agreement in principal for the future sale of mineral processing plants owned by Minera Durangoro, S.A., of which such plants were previously part of the Yellow River Mining Company, owned by Juina in 2004. These plants are located in Portovelo, Oro, Ecuador. These plants are currently owned by Minera Durangoro, S.A., one of our investment assets. We anticipate the transaction to close in the second quarter of 2007.

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

The Company reclassified 2003 operating expenses as expenses from discontinued operations associated with Barrington Foods, Inc. During the period from December 8, 2000 (date of inception) through December 31, 2003, the Company engaged in limited operations other than organization activities and research and development. In 2004, the Company had revenues from consulting fees of $108,000. For the year ended December 31, 2004, the company incurred a loss in the amount of $5,226,338 compared to a loss of $2,198,026 in the previous year. Most of the expenses incurred both years were for office and administrative and consulting fees provided to the

Company for the purpose of increasing the Company’s business presence and efforts to develop, and later in 2004 to implement, its business plan. For the 2004 fiscal year, the Company expended $96,386 for office and administration costs, $3,835,840 for professional and consulting costs, which includes $960,132 paid out in stock based compensation to our consultants and other outside professionals. We also paid out $531,781 in stock based compensation to our officers and directors. During the year the Company leased space in Las Vegas, Nevada for its head office, incurring rent of $63,836 (which is included above) and is obligated to pay $62,112 for 2005 and 2006 ($5,176/mo.). The costs were financed by credit on a short-term basis (accounts payable) and loans payable from related parties.

The Company has had to rely on funds received from financing activities and related party transactions. During the year ended December 31, 2004, cash received from the sale of our stock was $3,310,331 and we had an increase in borrowings of $1,589,947.

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

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and even though mining operations began during 2004 the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $5,226,338 for the year ended December 31, 2004, as compared to a net loss of $2,198,026 for 2003. From the date of inception February 4, 1999, to December 31, 2004, the Company lost a total of $20,242,822. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2004, the Company had a working capital deficit of $1,449,271 compared to a working capital deficit of $1,212,934 as December 31, 2003.

For the most recent fiscal year, 2004, the Company incurred a loss in the amount of $5,226,338 and $2,198,026 for 2003. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan.

During the period from February 4, 1999 (date of inception) through December 31, 2004, the Company has incurred an accumulated net loss of $20,242,822 has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

In 2004 a substantial investment in capital equipment was made, both in the Yellow River Mining Co. assets (initially held by Juina Mining Co) which were sold to Nevada Minerals, Inc., a related party, and in the development of Santa Fe Mining, S.A.’s Buza, El Oro, Ecuador processing plant.

As shown in the accompanying financial statements, the Company had revenue of $108,000 from operations in 2004. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

(iii) The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

The Company has entered into several agreements and material transactions subsequent to December 31, 2004, through the date of the independent auditor's report.

The Company’s new management has had to determine which unfinished projects were worth finishing and which might have exposed the company to unknown liability. Management has re-assessed the operating activities for 2004 and has adjusted the fair values at date of acquisition of certain assets down as it believes the asset values were less at the acquisition date than originally reported.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing past due required documents for 2004 and has also negotiated settlements on pending lawsuits.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of December 31, 2004, the company was authorized to issue 100 million shares of common stock. In 2005 the authorized common stock in the company was increased to 200 million shares.

ITEM 7.   FINANCIAL STATEMENTS.

U.S. CANADIAN MINERALS, INC.

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS OF
U.S. CANADIAN MINERALS, INC.
Las Vegas, Nevada

We have audited the accompanying balance sheet of U.S. Canadian Minerals, Inc. as of December 31, 2004, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of U.S. Canadian Minerals, Inc. as of December 31, 2003, were audited by other auditors whose report dated April 15, 2004 included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note 1 to the financial statements, the Company has adjusted its 2003 financial statements to reflect that it is no longer a development stage company and to reflect that operating activities related to the manufacture and distribution of food products undertaken prior to January 1, 2004 have been discontinued.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Canadian Minerals, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Ronald N. Silberstein, CPA, PLLC
Farmington Hills, Michigan
June 23, 2006

U.S. Canadian Minerals, Inc.
Balance Sheet
as of 12/31/2004

Assets
Current Assets
Cash and Cash Equivalents	$201,210

Property and Equipment, Net	1,769,511

Other Assets
Note Receivable - Related Party	145,000
Investments	1,517,163
Office Rent Deposit	5,227
Total Other Assets	1,667,390

Total Assets	$3,638,111

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts Payable	$42,168
Accrued Expenses and Taxes	119,018
Due to Related Parties	380,952
Due to Unrelated Parties	133,026
Net Liabilities of Discontinued Operations	975,317
Total Current Liabilities	1,650,481

Due to Related Parties - Long-Term	500,000

Total Liabilities	2,150,481

Stockholders' Equity
Preferred Stock -Series A; $.001 par value; 1,000,000 shares authorized
527,450 shares issued and outstanding	528
Common stock $.001 par value, 200,000,000 shares authorized, 68,405,282
shares issued and outstanding	68,405
Treasury Stock	1,000
Additional Paid-In Capital	21,660,519
Accumulated Deficit	(20,242,822)
Total Stockholders' Equity	1,487,630

Total Liabilities and Stockholders' Equity	$3,638,111

 See Accompanying Notes to Financial Statements

U.S. Canadian Minerals, Inc.
Statements of Operations
For the Years Ended December 31, 2004 and 2003

	Year Ended December 31,
	2004	2003
		(Restated)

Revenues	$108,000	$0

General and Administrative Costs	5,307,285	0

Net Loss from Operations	(5,199,285)	0

Other Income (Expense)	(83,119)	0

Loss from Continuing Operations	(5,282,404)	0

Gain (Loss) from Discontinued Operations	56,066	(2,198,026)

Net Loss Before Income Taxes	(5,226,338)	(2,198,026)

Provision for Federal Corporate Income Taxes	0	0

Net Loss	$(5,226,338)	$(2,198,026)

Basic and Diluted Loss per Common Share:
Continuing Operations	$(0.16)	$0.00
Discontinued Operations	$(0.00)	$(0.06)

Net	$(0.16)	$(0.06)

Weighted Average Common Shares Outstanding	32,532,920	42,768,889

 See Accompanying Notes to Financial Statements

U.S. Canadian Minerals, Inc.
Statements of Stockholders' Equity
For the Years Ended December 31, 2004 and 2003

	Preferred A	Preferred	Preferred B	Preferred	Common	Common	Additional	Other		Total
	Series	"A"Series	Series	"B"Series	Stock	Stock	Paid In	Receivables	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	or Treasury	Deficit	Equity
								Stock		(Deficit)
Balance at January 1, 2003 (as adjusted to account for stock splits)	289,500	$290	140,000	$140	477,185	$477	$11,749,143	($2,750)	($12,818,458)	($1,071,158)

Issuance of Preferred A series stock for services at $7	240,000	240					559,760			560,000

Issuance of common shares for cash, weighted average price of $0.02 per share					183,772	184	166,334			166,518

Issuance of common stock in satisfaction of Company liabilities, weighted average prices of $0.02					15,600	16	12,984			13,000

Issuance of common stock for related interest on notes payable, weighted average price $0.06					80,922	81	216,824			216,905

Issuance of common stock for services, weighted average price of $0.07					424,369	424	1,102,942			1,103,366

Conversion of preferred series "A" shares into common stock	(192,000)	(192)			153,600	154	38			(0)

Bad debt related to other receivable								2,750		2,750

Net loss for the year ended December 31, 2003									(2,198,026)	(2,198,026)

Balance at January 1, 2004 (as adjusted to account for stock splits)	337,500	$338	140,000	$140	1,335,448	$1,335	$13,808,025	$0	($15,016,484)	($1,206,646)

Cancellation of preferred shares			(140,000)	(140)			140			0

Issuance of preferred shares for services rendered - Rendal Williams $1.51@	114,000	114					57,342			57,456

Issuance of common shares to Mpower, Michael Kauffman, Pres. $1.51 @					300,000	300	150,700			151,000

Issuance of common shares to Rendal Williams, CEO, $1.51 @					492,520	493	247,408			247,901

Issuance of preferred shares to IB 2000 for repayment of debt of $156,416	30,000	30					(156,446)			(156,416)

The company approved a 125:1 reverse split of its common shares

Issuance of common shares for acquisition of mineral rights in Saskatchewan, Canada from Nevada Minerals, Inc, a related party					15,000,000	15,000	112,000			127,000

Issuance of common shares for conversion of preferred shares	(138,000)	(138)			1,380,000	1,380	(1,242)			0

Issuance of common shares for rounding					39	0

Issuance of common shares for conversion of preferred shares -IB 2000	(30,000)	(30)			3,000,000	3,000	(2,970)			0

Issuance of common shares for rounding					36	0	0			0

Issuance of common shares for services rendered					12,900	13	0			13

Issuance of common shares for conversion of preferred shares	(150)	(0)			15,000	15	(15)			0

Issuance of common shares for services rendered $1.51 @					15,000	15	7,535			7,550

Issuance of common shares for acquisition of an asset - Juina Mining Co.					1,212,420	1,212	149,788			151,000

Issuance of common shares for services rendered - Stevenson Mgmt $1.51@					30,000	30	15,070			15,100

Issuance of common shares for services rendered - T. Mercer, Director $1.51@					450,000	450	226,050			226,500

Issuance of common shares - acquisition of interest in NV Magnetics, Inc.					150,000	150	218,600			218,750

Issuance of common shares - acquisition of interest in El Capitan Metals					2,160,000	2,160	1,659,093			1,661,253

Issuance of warrants to El Capitan to purchase stock at $5 per share							107,000	1000		108,000

Issuance of common shares for consulting services rendered $1.51 @					60,000	60	30,140			30,200

Issuance of common shares - acquisition of interest in CMKXtreme					600,000	600	(600)			0

Issuance of common shares for cash -Casavant family member @$5 share					1,800,000	1,800	2,998,200			3,000,000

Issuance of common shares for acquisition of asset -CMKM Diamonds Inc					22,500,000	22,500	(22,500)			0

Issuance of preferred shares for acquisition of additional mineral rights in Saskatchewan, Canada from Nevada Minerals, Inc, a related party	300,000	300					(300)			0

Issuance of common shares for conversion of preferred shares	(13,500)	(14)			1,350,000	1,350	(1,337)			0

Issuance of common shares for services rendered @1.40					60,000	60	27,940			28,000

Issuance of common shares for acquisition of an asset - Langley Park Investment Trust, Mutual Fund, AMI London Exchange					5,142,000	5,142	744,271			749,413

Issuance of common shares for services rendered @ 1.40 per share					30,000	30	41,970			42,000

Issuance of common shares for services rendered - A. Daryll Pryor @1.40					300,000	300	419,700			420,000

Issuance of common shares for cash -Casavant family member @$5 share					1,800,000	1,800	2,998,200			3,000,000

Issuance of common shares for cash -Casavant family member @$5 share					1,800,000	1,800	2,998,200			3,000,000

Issuance of common shares for cash -Casavant family member @$5 share					1,800,000	1,800	2,998,200			3,000,000

Issuance of common shares for cash -Casavant family member @$5 share					1,800,000	1,800	2,998,200			3,000,000

Issuance of common shares for rounding - CMKM Diamonds, Inc.					89,001	89	148,246			148,335

Issuance of common shares for cash @ 2.05 per share					257,100	257	175,428			175,685

Issuance of common shares for conversion of preferred shares NV Minerals	(53,400)	(53)			5,340,000	5,340	(5,287)			0

Issuance of common shares for conversion of preferred shares-Woodward	(9,000)	(9)			900,000	900	(891)			0

Cancellation of common shares					(94,500)	(95)	95			0

Issuance of shares - rounding to reconcile to transfer agent records					120	0	240			240

1:3 forward stock split of its common and PF Series A shares

Issuance of shares for exercise of stock warrants exchanged @ $5.00					20,000	20	99,980			100,000

Cancellation of common shares issued to NV Minerals, Inc.					(4,806,000)	(4,806)	4,806			0

Issuance of common shares for services rendered - Trigon Geoservices Ltd.					179,091	179	417,103			417,282

Issuance of common shares for services rendered - NV Minerals, Inc.					921,000	921	(921)			0

Issuance of common shares for rounding @1.97					399	0	798			798

Issuance of common shares for cash @1.97					408	0	816			816

Issuance of common shares for repayment of debt @ $1.97					3,300	3	6,498			6,501

Barrington Foods, Inc. (see issuance of PF Series A listed above)	(10,000)	(10)			1,000,000	1,000	(990)			0

Issuance of common shares for conversion of preferred shares relating to Adjustment to Paid in Capital to account for price-adjusted investments							(12,013,689)			(12,013,689)

Net loss for the year ended December 31, 2004									(5,226,338)	(5,226,338)

Balance at December 31, 2004 (as adjusted to account for stock splits)	527,450	$528	0	0	68,405,282	$68,405	$21,660,595	$1,000	($20,242,822)	$1,487,706

 See Accompanying Notes to Financial Statements

U.S. Canadian Minerals, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	Year Ended December 31,
	2004	2003
		(Restated)
Cash Flows from Operating Activities
Net Income (Loss)	($5,226,338)	($2,198,026)
Less: Income (Loss) from Discontinued Operations	56,066	(2,198,026)
Income (Loss) from Continuing Operations	(5,282,404)	0

Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Stock Based Compensation	531,781
Depreciation	4,459
Stocks and Warrants Issued for Services	960,132
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable	(145,000)
Increase in Office Rent Deposit	(5,227)
Increase in Accounts Payable	42,168
Increase in Accrued Expenses and Taxes	63,670
Accrued Interest	55,348
Total Adjustments	1,507,331	0
Net Cash (Used in ) Continuing Operating Activities	(3,775,073)
Net Cash Flows from Discontinued Operations	(237,759)	283,269
Net Cash Provided by (Used in) Operating Activities	(4,012,832)	283,269

Cash Flows from Investing Activities:
Additions to Property and Equipment	(1,769,511)
Additions to Investment Assets	(1,517,163)
Loans to Unrelated Parties	(133,026)
Loans to Related Parties	(380,952)
Net Cash (Used in) Investing Activities	(3,800,652)	0

Cash Flows from Financing Activities:
Proceeds from the Issuance of Common Shares	3,310,331
Net Increase in Borrowings	1,589,947
Common and Preferred Stock Issued to Acquire Assets	3,115,416
Purchase of Treasury Stock	(1,000)
Net Cash Provided by Continuing Financing Activities	8,014,694	0
Net Financing Cash Flow from Discontinued Operations	0	(285,630)
Net Cash Provided by (Used In) Financing Activities	8,014,694	(285,630)

Net Increase (Decrease) in Cash and Equivalents	201,210	(2,361)

Cash and Equivalents - Beginning of Year	142	2,503

Cash and Equivalents - End of Year	$201,210	$142

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0

 See Accompanying Notes to Financial Statements

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION: U.S. Canadian Minerals, Inc. (hereinafter referred to as the "Company") was a development stage company in accordance with Statement of Financial Accounting Standards No. 7 until December 31, 2003, with its main focus on the manufacture and distribution of food products, and it was known as Barrington Foods International, Inc. (“BFI”). In January 2004, the Company changed its business focus to the mining industry and acquiring existing mining business operations and assets. On January 2, 2004, the Company changed its name to U.S. Canadian Minerals, Inc. and is no longer a development stage company.

HISTORY: Barrington Foods International, Inc., formerly E-Bait, Inc, ("E-Bait") was incorporated in the State of California in February 1999. In August 2001, E-Bait consummated an acquisition and merger agreement (the "Agreement") to acquire all 200,000 shares of outstanding capital stock of BFI, a Nevada corporation, in exchange for 1,772,015 shares of E-Bait's common stock and a note payable of $700,000 (the "Transaction"). Accordingly, the stockholders of BFI received an additional 1,552,015 shares of E-Bait's common stock and converted the existing 200,000 shares of BFI's common stock into E-Bait common stock. Prior to the Transaction, E-Bait was a public company with nominal operations, assets, and no liabilities; and BFI was an operational privately held company. Net loss from development activities from December 8, 2000 (the date of Inception for BFI) through December 31, 2003 are reflected in the financial statements as discontinued operations and are not aggregated with the net loss from operations of U.S. Canadian Minerals, Inc.

CAPITAL CHANGES: In December 2003, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-100 reverse stock split. Effective January 20, 2004 the Company’s Board of Directors adopted a resolution whereby it approved a 1-for-125 reverse stock split. Accordingly, the accompanying financial statements have been retroactively restated to reflect the stock splits as if such stock splits occurred as of the Company's date of inception. Effective October 25, 2004 the Company’s Board of Directors adopted a resolution whereby it approved a 3-for-1 forward stock split of the Company’s common shares and Preferred Series A shares.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

BUSINESS OPERATIONS: During the year ended December 31, 2004, the Company commenced the acquisition of interests in mineral rights and underlying mining operations through the issuance of shares for the acquisition of the shares of certain entities and entering into joint venture agreements. Since September 2005, the Company, through its investment in Durangoro, S.A., has been actively involved in the extraction of ore and the processing and sale of gold and other minerals in the province of El Oro, Ecuador. Therefore, the Company is no longer considered to be in the development stage. The acquisitions of mineral rights have been accounted for as acquisitions of tangible property, in accordance with Emerging Issues Task Force (EITF) Issue No. 04-02 for reporting periods beginning after April 29, 2004. Other acquisitions have been accounted for as investments. Certain mineral rights and investments that were acquired during 2004 have been determined to have been valued at amounts higher than they should have been, and the corrected acquisition values are reflected in these financial statements. We have no subsidiaries although we have majority ownership of some of our investment assets, as we do not have control of the investment assets.

The financial statements reflect a restatement of the financial statement for calendar year end 2003. Such restatement reflects the treatment of all activities of Barrington Foods, Inc. as being associated with activities from discontinued operations at January 1, 2004.

2. SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the company’s financial statements. The financial statements and notes are representations of the company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements. The Company will adopt accounting policies and procedures based upon the nature of future transactions.

a) Organization and Start Up costs

Costs of start up activities, including organization costs, are expensed as incurred.

b) Revenue Recognition

Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collection is reasonably assured.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

c) Foreign Currency Translation

The Company considers the U.S. dollar to be its functional currency as it is the currency of the primary economic environment in which the Company operates. Accordingly, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and non monetary assets and liabilities are translated at the exchange rates in effect at the time of acquisition or issue. Revenues and expenses are translated at rates approximating the exchange rates in effect at the time of the transactions. All exchange gains and losses are included in operations.

d) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

e) Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutional. At December 31, 2004 the Company’s stock equivalents were anti-dilutional and therefore excluded in the net loss per share computation.

f) Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

h) Financial Instruments

i. Fair values

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents. The carrying value of cash, accounts receivable, accounts payable and accrued liabilities and convertible debentures, promissory notes and loans payable approximate their fair value because of the short maturity of these financial instruments. The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the book value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses various methods, including outside appraisals and estimates of future undiscounted net cash flows of the related asset or group of assets over the estimated remaining life, in measuring whether the assets are recoverable.

Significant Noncash Operating, Investing and Financing Activities

In 2004 we issued common and preferred shares in the amount of $1,491,913 as compensation to outside consultants as well as to our officers and directors. This is made up of 114,000 preferred shares and 942,520 common shares (reported on a post-split basis). During this period we also increased our operating assets by the net amount of $10,959. In 2004, we recorded a net reduction in our property, equipment and investment assets in the amount of $3,286,674. This amount does not include adjustments to purchase prices recorded with regard to our various investments in mineral rights. During this period we also issued common and preferred shares in relation to the acquisition of assets the amount of $3,115,416. This is made up of 300,000 preferred shares and 41,378,420 common shares (reported on a post-split basis). We also incurred debt of $1,589,947 in relation to the acquisition of assets.

ii Interest rate risk

The Company is not exposed to significant interest rate risk due to the short term maturity of its monetary current assets and liabilities.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

iii Credit risk

The Company is exposed to credit risk with respect to its accounts receivable. The Company follows a program of credit evaluations of customers and limits the amount of credit extended when deemed necessary. The Company maintains provisions for potential credit losses and any such losses to date have been within management’s expectations.

i) Issued Shares

All share and per share amounts have been restated to reflect the 10-to-1 stock split in August 2001, 1-for-10 reverse stock split in December 2001, a 1-for-100 reverse stock split in December 2003, the 1-for-125 reverse stock split in January 2004 and the 3:1 forward stock split in October 2004.

j) Long-Lived Assets

The Company assesses the impairment of its intangible assets that have a defined life and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Pursuant to SFAS 144, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In the event that assets are found to be carried at amounts which are in excess of estimated future cash flows or appraised values, the assets will be adjusted for impairment to a level commensurate with the estimated net recoverable amount.

k) Property and Equipment

The Company has a nominal amount of computer equipment and office furniture at December 31, 2004. The Company accounts for property and equipment at cost. Depreciation for financial reporting is provided over the estimated useful life of the assets by use of the straight line depreciation method, and accelerated methods are used for income tax reporting. Depreciation expense for the year ended December 31, 2004 totaled $4,459.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

During 2004, mineral rights were acquired. It has been determined that the original values we put on the assets acquired were incorrect and that these assets were, in most cases, worth less than what we had thought. The reduced values are reflected in these financial statements and, since we had issued shares of common stock in exchange for the mineral rights, we have adjusted additional paid-in capital to reflect the reduced values.

Property and equipment at December 31, 2004 was as follows:

December 31, 2004
Equipment	$16,112
Office Furniture	3,089
Land Improvements	14,253
Mineral Rights	1,747,251
Less: Accumulated Depreciation	(11,194)
Net Property and Equipment	$1,769,511

l) Recent Accounting Pronouncements

i. Effective for the reporting periods after December 15, 2005, Companies are required to account for the issuance of share-based payments in accordance with Statement of Financial Standard No. 123R. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to value issuance of common stock, stock options and stock warrants at 'fair value' upon the completion of services rendered. For public companies, this fair value is arrived at by using an 'econometric model' to take into consideration variability of stock price, tax-free interest rate and time-value of money. The Company has not elected to retroactively apply such accounting principle to the 2004 reporting period. The Company will conform with SFAS 123R in future reporting reports.

ii FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

iii. In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non monetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. The adoption of this standard did not have a material impact on its financial statements.

iv. In March 2005, the FASB issued SFAS Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 does not have a material affect on the Company’s financial position, results of operations or cash flows.

v. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

vi. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not yet determined the impact that the adoption of FIN 48 will have on its consolidated results of operations or financial condition.

vii. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within United States of America generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt this pronouncement effective January 1, 2008 and does not anticipate any material impact on its financial condition or results of operations due to the adoption of SFAS No. 157.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

3. NOTES PAYABLE- CURRENT LIABILITIES TO RELATED PARTIES

As of December 31, 2004, notes payable to related parties are comprised of amounts due to various officers, directors and shareholders to which are unsecured, non-interest bearing, and due on demand, as follows:

	Principal Balance Due at December 31, 2004	Due Date	Interest Rate
Liabilities associated with discontinued operations of Barrington Foods at December 31, 2003	$348,927	Past due and unpaid	7%
Rendal Williams, the Company’s former CEO, Chairman & Director	331,585	Credit line; All debt discharged in 2006	7%
Nevada Minerals, Inc., whose sole officer and director is John E. “Ed” Dhonau, majority shareholder of the Company at December 31, 2004	235,000	June 30 2005	7%
IB 2000, a consultants to the company and owned by John E. “Ed” Dhonau	64,253	April 12, 2005	0% first year; 7% thereafter
MPower, owned by Michael A. Kauffman, former President of Company through January 2, 2004	33,169	Demand Note	7%
Stevenson Management, a consultant and resident agent of the Company	25,000	Demand note	7%
Michael A. Kaufman	13,236	Past due; unpaid	5 to 10 now at post- judgment rate of 14	% %
Richard Tauli, former officer of the Company	5,000	Demand note	7%
Accrued interest on loans to related parties	25,313
Total Notes Payable	$1,081,483
Less: Notes Payable - Discontinued Operations	(348,927)	See Above	See above
Total Notes Payable - Continuing Operations	$732,556

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

4. DUE TO RELATED PARTIES - LONG TERM

The Company acquired an interest in Juina on February 23, 2004 for $200,000. At December 31, 2004, the Company owed $500,000 to Juina Mining Corporation, in which the Company owns a majority interest.  This represents an accrual for contingent liabilities pursuant to a funding agreement to assist with potential diamond mining operations in Brazil. Juina was unable to obtain the necessary mineral mining licenses from the government regulatory authorities. The operator, Mr. McFadden, filed suit against the Company for monetary damages, which was settled in full in 2006 with the transfer of all Juina shares owned by the Company. At the date of this report, the Company has no liability remaining to Juina. See Note 10.

5. STOCKHOLDERS' EQUITY

COMMON STOCK - The Company is authorized to issue 200,000,000 shares of common stock, at par value $0.001. Effective January 20, 2004, the Board of Directors of the Company approved a reverse split of its common shares on the basis of 1:125. Effective October 25, 2004, the Board of Directors of the Company approved a forward split of its common shares on the basis of 3:1.

PREFERRED STOCK - SERIES A - The Company is authorized to issue 1,000,000 shares of preferred stock, Series A, at par value $0.001 with such terms as determined by the Board of Directors and the Corporation prior to their issuance. Each Series A Preferred Share may be converted into one hundred (100) common shares upon approval by the Board of Directors of the Corporation. Effective October 25, 2004, the Board of Directors of the Company approved a forward split of the Preferred Stock Series A on the basis of 3:1.

On November 24, 2006, the Company issued 80,000 of Preferred Stock Series A shares to the Company’s management. See Note 10.

PREFERRED STOCK - SERIES B - The Company is authorized to issue 1,000,000 shares of Series B Preferred stock, at par value of $0.001 with other terms as may be determined prior to their issuance by the Board of Directors. Each Series B preferred share may be converted into two (2) common shares upon approval by the Board of Directors. As of December 31, 2004 and as of the date of this report, the Company has no issued and outstanding shares of this class.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

PREFERRED STOCK - SERIES C - The Company is authorized to issue 1,000,000 shares of Series C preferred stock, at par value of $0.001 with other terms as may be determined by the Board of Directors prior to their issuance. As of December 31, 2004 and as of the date of this report, the Company has no issued and outstanding shares of this class.

6. WRITE-DOWN OF PROPERTY ASSETS - MINERAL RIGHTS AND INVESTMENT ASSETS

During 2004, the Company determined that the values of many of its properties were substantially or materially less than the value that was originally recorded. These include the claims in Smeaton, Fort a La Corne, Saskatchewan, Canada, investments in mineral rights in Saskatchewan purchase from CMKM Diamonds, Inc., investments in Nevada Magnetics and 5616 hectares of mining property in Ecuador.

The Company recorded a reduction in the purchase price of 100% of the originally recorded cost of its investment assets of CMKM Diamonds, Inc. On July 12, 2005, the U.S. SEC issued an order revoking the registration of each class of securities of CMKM. Although the Company believes it may have a remaining claim to some of the assets of CMKM, if any, the Company has insufficient information in which to base a recording of any asset relative to this claim.

Due to the uncertainty of value, lack of liquidity, and the speculative nature of the venture, the Company’s investment in the Juina Mining Company was written down to its estimated fair market price of $151,000.

Due to the uncertainty of value, liquidity, and the speculative nature of the stock, at December 31, 2004 all free trading shares held by the Company of Langley Park PLC (“LPI”), are valued at $749,413. This reflects an impairment of $604,514 recorded at December 31, 2004. LPI is a mutual fund made up of approximately one dozen small cap public companies and is traded on the AIM London exchange. On March 29, 2005, the Company sold 2,231,503 shares and the amount of proceeds received by the Company on April 1, 2005, net of sales commissions, was $581,228.

Due to the uncertainty of value, liquidity, and the speculative nature of the stock, all shares of Langley Park PLC held by the Company in escrow in the Company’s account (which was impounded until Fall, 2006) at Christows stock brokerage firm, London, England, should be valued at one pence per share (USD $0.018 per share). At April 21, 2006 the Company owned 2,479,448 shares in escrow. Subsequently, in 2006, LPI called such shares at this amount, and the Company owns no shares of LPI trust.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

7.   INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through December 31, 2004.

For the period ended December 31, 2004 the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved with a valuation allowance because of uncertainty regarding the realization of future taxable income. The cumulative net operating loss carry-forward is approximately $6,957,000 at December 31, 2004 and will expire in various amounts through the year 2024. The net operating loss carry forward for income tax purposes differs from the Company’s accumulated losses for financial reporting primarily due to timing differences caused by the issuance of stock-based compensation totaling approximately $13,245,000. Utilization of the net operating loss carryover for income tax purposes may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2004
Deferred tax asset attributable to:
Net operating loss	$6,883,000
Valuation allowance	(6,883,000)
Net deferred tax asset	$-0-

8. COMMITMENTS AND CONTINGENCIES

The Company was obligated under an office lease, which was terminated in mid-2006. This office was located at 4955 S. Durango, Suite 216, Las Vegas, NV 89113. For the years ended December 31, 2004 and 2003, rent expense was $63,836 and $14,134, respectively. At December 31, 2004 the Company had a rent deposit of $5,227. The terms of the lease are monthly payment of $5,176 through December 31, 2006.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

Future minimum lease payments required under such operating leases as of December 31, 2004, are as follows:

2005	$62,112
2006	62,112
$124,224

In 2006, the Company has relocated offices and has significantly reduced its office rent obligations.

9. RELATED PARTY TRANSACTIONS

On July 18, 2004, the Company signed an Asset Purchase Agreement with CMKM Diamonds, Inc. The Company purchased 5% of all current and future mineral claim holdings and interests in exchange for 7.5 million shares of common stock of the Company. In addition, the Company executed an “Option to Purchase” agreement for $10 and acquired an option to purchase up to an additional 10.00% of such interests for $15,000,000. Such interest may be purchased in up to 10 increments of $1,500,000 for each 1%. The Company exercised the majority of such options (i.e. 9% for $13,500,000) as described immediately below. The claims are located mostly in Saskatchewan, Canada, nearby the claims previously purchased from Nevada Minerals, Inc. Upon closer examination subsequent to the dates of acquisition, the Company determined that the assets acquired had no value and the asset book values were retroactively adjusted down to zero.

On July 27, 2004 the Company received $3,000,000 proceeds from Wesley Casavant, a relative of Urban and Carolyn Casavant, for 600,000 common shares of the Company. On the same date, the Company issued a check for the amount of $3,000,000 to CMKM Diamonds, Inc., in which Urban and Carolyn Casavant are affiliates. This payment relates to the acquisition of an additional interest of 2% per the Option to Purchase Agreement.

On September 7, 2004 the Company issued through a subscription agreement 600,000 shares of common stock for $3,000,000 from Cindy Dwyer, a relative of Urban and Carolyn Casavant. On the same date, the Company issued a check for the amount of $2,500,000 to CMKM Diamonds, Inc. This payment relates to the acquisition of an additional interest of 1.66% per the Option to Purchase Agreement.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

On September 21, 2004 the Company issued through a subscription agreement 1,200,000 shares of its common stock for $6,000,000 from Urban and Carolyn Casavant, affiliates of CMKM Diamonds, Inc. On the same date, the Company issued a check for the amount of $5,000,000 to CMKM Diamonds, Inc. On September 22, 2004 the Company issued through a subscription agreement 600,000 shares of common stock at $5 per share for $3,000,000 from Corrine Ward. On the same date, the Company issued a check for the amount of $3,000,000 to CMKM Diamonds, Inc. These payments relate to the acquisition of an additional interest of 5.34% per the Option to Purchase Agreement.

10.  SUBSEQUENT EVENTS

In 2005, the Company owned a majority interest in Durangoro, S.A., Compania Minera with offices located at Circunvalacion Norte, #511, Machala El Oro, Ecuador. Such offices are shared with Santa Fe Mining Company, S.A., an Ecuador company in which we own 80%. Sante Fe owns the mineral processing plant and land known as “Buza”. In 2005, the Company did not have managerial control of Durangoro. A mineral processing plant, known as Durango I, was operated by Durangoro in Ecuador. In 2005, the Company acquired another mineral processing plant known as Durango II.. The Durango I was operational at the time on-site auditing field work was completed in Ecuador in May, 2006. At December 31, 2004, these processing plants were wholly owned, but not controlled, by the Company, and are investments rather than subsidiaries.

On March 29, 2005, the Company sold 2,231,503 shares of its investment in Langley Park PLC and the amount of proceeds received by the Company on April 1, 2005, net of sales commissions, was $581,228.

On April 14, 2005, the Company acquired mineral rights to 5,616 hectares of land in Ecuador. As noted later, in August, 2006, the Company lost such mining claims due to non-payment of taxes.

In April 2005, the Company entered into an agreement to sell its interest in the Yellow River Mining Company, S.A. The Company closed on its sale of its 80% interest in Yellow River Mining Company., S.A., an Ecuador corporation. Such property was previously owned by Juina Mining Corporation, in which the Company owned a majority interest. The cost basis of the Company’s interest in the Yellow River Mining Company, S.A. is $151,000. Nevada Minerals, a related party and controlling shareholder, paid the Company $800,000, which included the assumption of debt owed by the Company to the buyer. In addition, the Company (through the Durangoro, S.A. company) retained the

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

processing plant and land located at Durango I. At closing, Nevada Minerals Inc. paid various obligations of Yellow River Mining Company, including bank fees, unpaid salaries and bonuses to its Ecuadorian employees and managers, and financial obligations for processing plant equipment. The Company received no net proceeds from the sale of such property and the Company no longer has any financial interest in the Yellow River Mining Company, S.A. By September 2005, the Company began operations of the Durango I processing plant and incurred its own costs associated with such operations. At that time, the buyer of its extracted gold and tailings containing gold and other minerals was the Yellow River Mining Company, which continued to process the tailings in order to extract the remaining minerals. By 2006 the Durango I processing plant was selling its gold, tailings and other minerals to other individuals and companies.

On August 30, 2005, the Company entered into a material agreement to acquire a royalty interest by issuing restricted stock to North Star Diamonds, Inc. for a joint drilling program.

On October 31, 2005, the Company accepted the resignation of Dr. Joseph de Beauchamp as President.

On November 17, 2005, the Company accepted the resignation of Marti Hansen as Chief Financial Officer. Ms. Hansen had joined the Company on or about February 7, 2005. There were no disagreements with Marti Hansen on any matter of accounting principles or practices, and financial statement disclosure.

On January 26, 2006, the Company announced the appointment of Adam Jenn as President and Director and Frank J. Van der Bok Busboom as Chief Financial Officer. Subsequently the Company appointed Mr. Busboom as Secretary and Director.

On March 23, 2006, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission (the “SEC”).  The Wells Notice notified the Company that the SEC staff was considering recommending that the SEC bring a civil enforcement proceeding against the Company for possible violation of the federal securities laws pertaining to fraudulent disclosures, failure to file reports in a timely manner and improper accounting practices. Under SEC procedures, the Company has the opportunity to respond to the SEC staff before the staff makes a formal recommendation regarding any action to be taken against the Company by the SEC. As of the date of this report, the Company reports that there has been no further enforcement action taken by the U.S. SEC as to such notice.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004
(CONTINUED)

On March 30, 2006, the Company filed a Form 8-K with the U.S. SEC related to the unreliability of certain previous SEC filings as described in that current report. These reports are Forms 10-QSB for the periods ending March 31, 2004, June 30, 2004, and September 30, 2004. As of this date, the Company has not yet filed amended periodic reports described in the Form 8-K.

At April 21, 2006, the Company owned 2,479,448 Langley Park PLC (“LPI”) shares in escrow. Subsequently, in 2006, LPI trust called such shares at this amount. The Company no longer owns any shares of LPI trust.

On May 4, 2006, the Company accepted the resignation of Rendal Williams as CEO, Director and Chairman of the Board. There were no disagreements with Rendal Williams on any matter of accounting principles or practices, and financial statement disclosure.

In August of 2006, 5614 hectares of Ecuadorian mining claims was lost due to the Company’s failure to pay taxes owed on the property.

On November 2, 2006, the company settled pending lawsuits from McFadden and Issod by agreeing to the transfer of 471,000 shares of Juina owned by U.S. Canadian Minerals. The Company has not yet effectuated the terms of the settlement agreement as the stock transfer to McFadden and Issod is incomplete.[Missing Graphic Reference] The Company does not dispute regarding the terms of the settlement agreements.

On November 24, 2006, the Company issued 80,000 of Preferred Stock Series A shares to pay for services rendered. Of this amount 40,000 shares was paid to Maria Regina Caeli Management Corp., a Nevada Corporation owned by Mr. Busboom, our Chief Financial Officer, Secretary and Director. In addition, 40,000 shares were issued to First Star Strategies, Inc, owned by Mr. Jenn, our President and Director.

In 2006, the Company relocated its offices from its former office on Durango Blvd., Las Vegas, Nevada. The company has significantly reduced its monthly office expense. The Company forfeited its deposit of approximately $5,000 to the Durango Blvd. landlord at the time the lease was terminated. The Company also forfeited its office furniture and small equipment.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

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

Effective on February 28, 2003, the firm of L.L. Bradford & Company, LLC was engaged to serve as the new principal accountant to audit the Company's financial statements. The decision to retain L.L. Bradford & Company, LLC was approved by the Board of Directors. During the Company's two most recent fiscal years, and the subsequent interim period prior to engaging L.L. Bradford & Company, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter. L.L. Bradford & Company was never consulted during the two most recent fiscal years and the subsequent interim period prior to engagement as auditor for the Company regarding the application of the accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements and no written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue. L.L. Bradford & Co. was given the opportunity to review this disclosure before it was filed and it had no disagreement or comment.

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

On June 11, 2004 the Board of Directors of U.S. Canadian Minerals, Inc. dismissed Beckstead and Watts, LLP as its independent public accounts.

Beckstead and Watts, LLP has been the Company’s certifying accounting for the prior year. During the past year, Beckstead and Watts, LLP’s report of the Company’s financial statements contained no adverse opinion or disclaimer or opinion, nor was modified as to uncertainly, audit scope, or accounting principles, except for a fourth explanatory paragraph regarding the Company’s ‘ability to continue as a going concern.”

The Company had no disagreements with Beckstead and Watts, LLP during the past year and any subsequent interim period preceding the date of dismissal on June 11, 2004 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Beckstead and Watts, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

On July 1, 2004, the Company engaged Child, Sullivan & Company, 1284 W. Flint Meadow Drive, Suite D, Kaysville, Utah to be the Company’s outside independent auditor. Child, Sullivan & Company were engaged to audit the Company financial statements as of and for the six months ended June 30, 2004. Their report contained a qualified opinion with respect to the registrant’s ability to continue as a going concern.

On January 18, 2005, the registrant's certifying accountants Child, Sullivan & Company resigned. Their report on the financial statements as of and for the six months ended June 30, 2004, contained no adverse opinion or disclaimer of opinion was not modified as to uncertainty audit scope, or accounting principles. Their report contained a qualified opinion with respect to the registrant's ability to continue as a going concern. There were no disagreements with them on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Effective February 20, 2005, the Company engaged Kyle L. Tingle, CPA, LLC to be the Company’s outside independent auditor.

Effective March 7, 2006 the Board of Directors of U.S. Canadian Minerals, Inc. dismissed Kyle Tingle, CPA, the company’s independent auditor previously engaged to audit its financial statements. The decision to dismiss Kyle Tingle CPA was made due to Mr. Tingle’s large workload and inability to complete work in a timely manner. There were no disagreements with them on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure.

Effective March 7, 2006 the Board of Directors of the Company engaged Ronald N. Silberstein CPA, PLLC (“Silberstein“) as our new independent auditor. The Company did not consult with Silberstein during the fiscal years ended 2005 and 2004, or during the subsequent interim reporting periods from the last fiscal year ended of December 30, 2004, through and including December 31, 2005, on the application of accounting principles, the type of opinion Silberstein might issue on our financial statements or with respect to any disagreements with or reportable event in connection with the performance of services by Kyle Tingle, the Company’s former independent auditor.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Ronald N. Silberstein, CPA, PLLC, our independent registered public accounting firm, has advised our management and the board of directors it had identified the following material weaknesses in our internal controls:

A material weakness existed as of December 31, 2004, with regard to insufficient personnel in the accounting and financial reporting function due to the size of our Company which prevented our ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

In addition, a material weakness existed as of December 31, 2004, in controls over closing procedures due to a number of adjustments made at the end of the year period. There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures, including the (a) accounting and reporting of capital transactions and (b) the valuation of certain assets.

In order to remediate these material weaknesses in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of the Company’s financial statements. Management is continuing to monitor, evaluate, and test the operating effectiveness of these controls.

ITEM 8B.   CHANGES IN INTERNAL CONTROL

Other than indicated above, there were no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal year that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS,EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 61A OF THE EXCHANGE ACT.

This table sets forth the name and position of each director and executive officer of the Company as at December 31, 2004:

NAME	POSITION

John S Woodward	President, Director

John Woodward is an attorney. He formerly practiced real estate law in the State of California.

Rendal Williams	Chairman of the Board, Chief Executive Officer, Director

Mr. Williams is an experienced senior management professional in the food and beverage industry. He has over 18 years experience in marketing, sales, and executive management positions.

Mark Hutchinson	Mining Advisory Board

Mr. Hutchinson holds a Bachelor of Science degree with honors from the University of Edinburgh, and for the previous ten years has been studying diamonds in the Juina area - studies that formed the basis for his Ph.D. thesis in 1997.

Michael A. Kauffman	former Director and President until January 2, 2004.

Mr. Kauffman was admitted to the bar of the State of New Mexico. His professional employment has included work as an Assistant District Attorney, Assistant Attorney General, and as a partner for 12 years in a law firm in Santa Fe, New Mexico. Since 1991 he has worked in businesses in which he was a partner or owner, and he was been trained and acted as a mediator in a variety of cases. He no longer has an active law practice.

Thomas M. Mercer	Director

Mr. Mercer has significant professional experience as a mechanical engineer and is based in Ohio. Immediately before and during his tenure with the Company, he owned and operated his own businesses.

ITEM 10.   EXECUTIVE COMPENSATION.

Name	Position	Annual Salary	Stock	Bonus	Incentives

Rendal Williams (1)	Chairman/CEO	$180,000	None	(1)	None

John S. Woodward	President, Director	$180,000	900,000(2)	None	None

Richard A Taulli	Treasurer	$120,000	None	None	None

Michael Kauffman	President, Director	None	None	None	None

Mark Hutchison	Director	None	None	None	None

Thomas M. Mercer	Director	None	450,000(3)	None	None

(1) The employment agreement with Rendal Williams entitles him to additional compensation of 1% of the issued and outstanding shares of the company if the gross revenue exceeds $10,000,000 for the year ending December 31, 2004. As the Company received revenues of $108,000 for consulting fees, this bonus was not achieved.

(2) John Woodward was issued 300,000 shares of common stock of the company on October 11, 2004, on October 25, 2004 they forward split 1 to 3 resulting in 900,000 shares.

(3) Thomas Mercer was issued 150,000 shares of common stock of the company on Aril 12, 2004, on October 25, 2004 they forward split 1 to 3 resulting in 450,000 shares (BB)

At December 31, 2004 the Company issued 150,000 common shares (450,000 post forward split) to directors by the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of December 31, 2004 certain information known to the Company regarding the beneficial ownership of the Company's common and preferred series “A” stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common and preferred series “A” stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common and preferred stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Number of Common	Percentage of Common	Number of Preferred	Percentage of Preferred
Name and Position	Shares (1)	Share Class	Series A Shares (2)	Series A Share Class

Rendal Williams, CEO, Director	697,719	1%	114,000	21.6%

John E. “Ed” Dhonau, Shareholder	19,986,213	29%	300,000	56.8%

Urban Casavant (3)	31,500,000	46%	-0-	N/A

(1) Reported on a post-forward split 3:1 share basis. This class is made up of 68,405,282 issued and outstanding shares at December 31, 2004.

(2) Reported on a post-forward split 3:1 shares basis. This class consists of 527,450 issued and outstanding shares at December 31, 2004. Each Series A Preferred Share may be converted into one hundred (100) common shares upon approval by the Board of Directors of the Corporation.

(3) This includes 22,500,000 common shares owned by CMKM Diamonds, Inc., a Company controlled by Urban Casavant, an affiliate of CMKM Diamonds, Inc. This also includes 7,200,000 common shares owned by Wesley Casavant, Carolyn Casavant, Corrine Ward, and Cindy Dwyer, family relatives of Urban Casavant.
CHANGE IN CONTROL

The Company is not aware on any arrangement that would upset the control mechanisms currently in place. Although it is conceivable that a third party could attempt a hostile takeover of the Company, the company has not received notice of any such effort.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein. Moreover, the Company reports the following important disclosures as to several material transactions involving a company in which USCA has made significant investments in mineral rights, including a joint venture agreement:

On July 27, 2004 the Company received $3,000,000 proceeds from Wesley Casavant, a relative of Urban and Carolyn Casavant, for 600,000 common shares of the Company. On the same date, the Company issued a check for the amount of $3,000,000 to CMKM Diamonds, Inc., in which Urban and Carolyn Casavant are affiliates. As stated in the findings by the U.S. SEC, on July 27, 2004, CMKM issued a press release confirming receipt of proceeds of $3,000,000 from the Company. See SEC Initial Decision Release No. 291, Administrative Proceeding in the Matter of CMKM Diamonds, Inc., File No. 3-11858 dated July 12, 2005.

On September 7, 2004 the Company issued through a subscription agreement 600,000 shares of common stock for $3,000,000 from Cindy Dwyer, a relative of Urban and Carolyn Casavant. On the same date, the Company issued a check for the amount of $2,500,000 to CMKM Diamonds, Inc. Of the remaining amount, approximately $250,000 was incurred in marketing expenses in the 4th Quarter, 2004, including a trade show, an exposition and a corporate party held at the Texas Station Casino on or about November 1, 2004.

On September 21, 2004 the Company issued through subscription agreements 1,200,000 shares of its common stock for $6,000,000 from Urban and Carolyn Casavant, affiliates of CMKM Diamonds, Inc. On the same date, the Company issued a check for the amount of $5,000,000 to CMKM Diamonds, Inc.

On September 22, 2004 the Company issued through a subscription agreement 600,000 shares of common stock at $5 per share for $3,000,000 from Corrine Ward. On the same date, the Company issued a check for the amount of $3,000,000 to CMKM Diamonds, Inc.

PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8K

On January 16, 2004, the Company filed a Form 8-K to report the change of the corporation's name from Barrington Foods International, Inc. to U.S. Canadian Minerals, Inc.

On May 27, 2004 the Company filed a Form 8-K to report the election of John S. Woodward as President of the Company and Richard A. Taulli as Treasurer.

On May 27, 2004 the Company filed a Form 8-K to report the acquisition of majority voting interest in Juina Mining Corporation (a Nevada Corporation).

On May 27, 2004 the Company filed a Form 8-K to report the acquisition of Nevada Magnetic Material, Inc. (a Nevada Corporation). Nevada Magnetic Material, Inc. owns mineral right to real property located approximately 100 miles south of Las Vegas, Nevada. Since it was established in 1990, Nevada Magnetic was in the business of processing raw ore into Anode Bars.

On May 27, 2004 the Company filed a Form 8-K to report the acquisition, by and through Juina Mining Corporation, of an 80% interest in Yellow River Mining S.A., an Ecuador Corporation.

On May 28, 2004 the Company filed a Form 8-K to report the acquisition of an 80% interest in the COD Mining claim.

On June 17, 2004, the Company filed a Form 8-K to report that the Board of Directors dismissed Beckstead and Watts, LLP as its independent public accountants.

On July 1, 2004, the Company filed a Form 8-K to report the engagement of Child, Sullivan & Company to be the Company’s independent auditor.

On July 21, 2004, the Company filed a Form 8-K to report the acquisition of 5% of all current and future claims holdings and mineral interest of CMKM Diamonds.

On February 7, 2005 the Company filed a Form 8-K to report that Marti A. Hansen joined the Company as Chief Financial Officer.

On March 1, 2005, the Company filed a Form 8-K to report the resignation of the Company’s certifying accountant Child, Sullivan & Company and the engagement of Kyle L. Tingle, CPA, LLC.

On March 16, 2005, the Company filed a Form 8-K amendment to 8-K filed March 1, 2005 for the purpose of filing the letter from Child, Sullivan and Company, PC.

On March 25, 2005, the Company filed a Form 8-K/A amendment to 8-K filed March 1, 2005 for the purpose of filing the letter from Child, Sullivan and Company, PC.

On March 25, 2005, the Company filed a Form 8-K to correct the description of the engagement of Child, Sullivan & company.

On March 29, 2005, The Company filed a Form 8-K with respect to unregistered sales of equity securities to Marti A. Hansen, CFO and William G. Roan VP of Compliance as employee sign-on bonuses.

On March 30, 2005, the Company filed a Form 8-K stating the following:

“On March 29, 2005, the registrant concluded that its previously issued financial statements,(i) as of and for the nine months ended September 30, 2004, as filed in the registrant's Quarterly Report on Form 10-QSB on November 16, 2004,(ii) as of and for six months ended June 30, 2004, as filed in the registrants Quarterly Report on Form 10-QSB on August 23, 2004 and (iii) as of and for the three months ended March 31, 2004 as filed in the registrants Quarterly Report on Form 10-QSB on May 21, 2004, should no longer be relied upon because of an error in such financial statements. The error is in the methodology used to value the mineral rights acquired by the registrant, which resulted in the value of such mineral rights being overstated.”

On April 14, 2005 the Company filed a Form 8-K announcing the acquisition of mineral rights to 5,616 hectares of land in Ecuador.

On May 11, 2005 the Company filed a Form 8-K/A for the purpose of filing the letter from Child, Sullivan & Company, PC, setting forth whether it agreed with the statements made by the registrant in said report as amended.

On August 30, 2005 the Company filed a Form 8-K to report that it had entered into a material agreement to acquire a royalty interest by issuing restricted stock to North Star Diamonds, Inc. for a joint drilling program.

October 31, 2005 the Company filed a Form 8-K to report the resignation of Dr. Joseph de Beauchamp as President.

November 17, 2005 the Company filed a Form 8-K to report the resignation of Marti Hansen as Chief Financial Officer.

December 16, 2005 the Company filed a Form 8-K to report the sale of the Company’s 80% interest in Yellow River Mining, SA, an Ecuador corporation. The Buyer paid the Company $800,000, which included the assumption of $127,000 debt owed by the Company to Nevada Minerals, Inc., a Nevada Corporation.

December 28, 2005 the Company filed a Form 8-K to report the finalization of plans to increase production of the Company’s Durango plant located in Portovello, Ecuador.

On January 26, 2006 the Company filed a Form 8-K announcing the appointment of Adam Jenn as President and Frank J. Van der Bok Busboom as Chief Financial Officer.

On March 10, 2006 the Company filed a Form 8-K to report the dismissal of Kyle Tingle CPA as the Company’s independent auditor and the engagement of Ronald N. Silberstein CPA, PLLC as the Company’s new independent auditor.

On March 23, 2006 the Company filed a Form 8-K that on March 14, 2006, U. S. Canadian Minerals, Inc. (the “Company”) received a “Wells Notice” from the staff of the Securities and Exchange Commission (the “SEC”). The Wells Notice notifies the Company that the SEC staff is considering recommending that the SEC bring a civil enforcement proceeding against the Company for possible violation of the federal securities laws pertaining to fraudulent disclosures, failure to file reports in a timely manner and improper accounting practices.

Under SEC procedures, the Company has the opportunity to respond to the SEC staff before the staff makes a formal recommendation regarding any action to be taken against the Company by the SEC.

On May 4, 2006 the Company filed a Form 8-K to report the resignation of Rendal Williams as CEO, Director and Chairman of the Board.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

* Audit Fees paid to the Company’s prior auditors, Beckstead and Watts, CPA’s

** Audit Fees paid to the Company’s auditor, Ronald N. Silberstein, CPA, PLLC

Calendar Year-end	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2003	$63,000 *	-0-	-0-	-0-
2004	$56,000 **	-0-	-0-	-0-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CANADIAN MINERALS, INC.

By: /s/ Adam Jenn	Date: January 8, 2007
Adam Jenn
President, Director