Form 10QSB
period 2005-03-31
U S CANADIAN MINERALS INC
filed 2007-03-06
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[_]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 0-25523

U.S. CANADIAN MINERALS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	33-0843633
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5380 Valley View Ave. Suite F
Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 433-8223	Fax: (702) 873-8917

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ ] No [x]

As of March 31, 2005, the issuer had 69,066,720 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes [ ] No [X]

ITEM 1.   FINANCIAL INFORMATION

U.S. CANADIAN MINERALS, INC.
FINANCIAL STATEMENTS

MARCH 31, 2005

U.S. CANADIAN MINERALS, INC.

MARCH 31, 2005

Page
Balance Sheets as of March 31, 2005 and 2004	F-1

Statements of Operations for the three months ended
March 31, 2005 and 2004	F-2

Statement of Stockholders’ Equity for 3 months ended
March 31, 2005 and 2004	F-3

Statements of Cash Flows for the three months ended
March 31, 2005 and 2004	F-4

Notes to Financial Statements	F-5 to F-19

U.S. Canadian Minerals, Inc.
Balance Sheets
as of March 31, 2005 and 2004
(Unaudited)

Assets
		2004
	2005	(Restated)
Current Assets
Cash and Cash Equivalents	$0	$500,408

Property and Equipment, Net	1,768,003	2,137,965

Other Assets
Note Receivable - Related Party	178,864	22,000
Investments	1,915,226	1,000
Shares in Escrow	44,630	0
Deposits and Prepaids	13,227	0
Total Other Assets	2,151,947	23,000

Total Assets	$3,919,950	$2,661,373

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts Payable	$327,357	$151,496
Accrued Expenses and Taxes	76,020	9,621
Due to Related Parties	974,201	223,126
Due to Unrelated Parties	133,026	0
Unissued Common Stock Obligation	0	(156,416)
Net Liabilities of Discontinued Operations	975,317	1,213,076
Total Current Liabilities	2,485,921	1,440,903

Due to Related Parties - Long-Term	500,000	0

Total Liabilities	2,985,921	1,440,903

Stockholders' Equity
Preferred Stock -Series A; $.001 par value; 1,000,000 shares authorized
522,750 shares issued and outstanding	523	258
Common stock $.001 par value, 200,000,000 shares authorized, 69,066,722
shares issued and outstanding	69,067	8,411
Treasury Stock	1,000	0
Additional Paid-In Capital	21,781,362	22,856,439
Accumulated Deficit	(20,917,923)	(21,644,638)
Total Stockholders' Equity	934,029	1,220,470

Total Liabilities and Stockholders' Equity	$3,919,950	$2,661,373

See Accompanying Notes to Financial Statements

U.S. Canadian Minerals, Inc.
Statements of Operations
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	3 Months Ended March 31,
		(Restated)
	2005	2004

Revenues	$0	$0

General and Administrative Costs	664,652	2,372,172

Net Loss from Operations	(664,652)	(2,372,172)

Other Income (Expense)	(10,449)	-89,315

Net Loss Before Income Taxes	(675,101)	(2,461,487)

Provision for Federal Corporate Income Taxes	0	0

Net Loss	$(675,101)	$(2,461,487)

Basic and Diluted Loss per Common Share:
Net	$(0.02)	$(0.06)

Weighted Average Common Shares Outstanding	32,532,920	42,768,889

See Accompanying Notes to Financial Statements

U.S. Canadian Minerals, Inc.
Statement of Stockholders' Equity
For the period from January 1, 2003 to March 31, 2005
(Unaudited)

	Preferred A	Preferred	Preferred B	Preferred	Common	Common	Additional	Other		Total
	Series	"A"Series	Series	"B"Series	Stock	Stock	Paid In	Receivables	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	or Treasury	Deficit	Equity
								Stock
Balance at January 1, 2003 (as adjusted to account for stock splits)	289,500	$290	140,000	$140	477,185	$477	$11,749,143	($2,750)	($12,818,458)	($1,071,158)

Issuance of Preferred A series stock for services at $7	240,000	240					559,760			560,000

Issuance of common shares for cash, weighted average price of $0.02 per share					183,772	184	166,334			166,518

Issuance of common stock in satisfaction of Company liabilities, weighted average prices of $0.02					15,600	16	12,984			13,000

Issuance of common stock for related interest on notes payable, weighted average price $0.06					80,922	81	216,824			216,905

Issuance of common stock for services, weighted average price of $0.07					424,369	424	1,102,942			1,103,366

Conversion of preferred series "A" shares into common stock	(192,000)	(192)			153,600	154	38			(0)

Bad debt related to other receivable								2,750		2,750

Net loss for the year ended December 31, 2003									(2,198,026)	(2,198,026)

Balance at January 1, 2004 (as adjusted to account for stock splits)	337,500	$338	140,000	$140	1,335,448	$1,335	$13,808,025	$0	($15,016,484)	($1,206,646)

Cancellation of preferred shares			(140,000)	(140)			140			0

Issuance of preferred shares for services rendered - Rendal Williams $1.51@	114,000	114					57,342			57,456

Issuance of common shares to Mpower, Michael Kauffman, Pres. $1.51 @					300,000	300	150,700			151,000

Issuance of common shares to Rendal Williams, CEO, $1.51 @					492,520	493	247,408			247,901

Issuance of preferred shares to IB 2000 for repayment of debt of $156,416	30,000	30					(156,446)			(156,416)

The company approved a 125:1 reverse split of its common shares

Issuance of common shares for acquisition of mineral rights in Saskatchewan, Canada from Nevada Minerals, Inc, a related party					15,000,000	15,000	112,000			127,000

Issuance of common shares for conversion of preferred shares	(138,000)	(138)			1,380,000	1,380	(1,242)			0

Issuance of common shares for rounding					39	0

Issuance of common shares for conversion of preferred shares -IB 2000	(30,000)	(30)			3,000,000	3,000	(2,970)			0

Issuance of common shares for rounding					36	0	0			0

Issuance of common shares for services rendered					12,900	13	0			13

Issuance of common shares for conversion of preferred shares	(150)	(0)			15,000	15	(15)			0

Issuance of common shares for services rendered $1.51 @					15,000	15	7,535			7,550

Issuance of common shares for acquisition of an asset - Juina Mining Co.					1,212,420	1,212	149,788			151,000

Issuance of common shares for services rendered - Stevenson Mgmt $1.51@					30,000	30	15,070			15,100

Issuance of common shares for services rendered - T. Mercer, Director $1.51@					450,000	450	226,050			226,500

Issuance of common shares - acquisition of interest in NV Magnetics, Inc.					150,000	150	218,600			218,750

Issuance of common shares - acquisition of interest in El Capitan Metals					2,160,000	2,160	1,659,093			1,661,253

Issuance of warrants to El Capitan to purchase stock at $5 per share							107,000	1000		108,000

Issuance of common shares for consulting services rendered $1.51 @					60,000	60	30,140			30,200

Issuance of common shares - acquisition of interest in CMKXtreme					600,000	600	(600)			0

Issuance of common shares for cash -Casavant family member @$5 share					1,800,000	1,800	2,998,200			3,000,000

Issuance of common shares for acquisition of asset -CMKM Diamonds Inc					22,500,000	22,500	(22,500)			0

Issuance of preferred shares for acquisition of additional mineral rights in Saskatchewan, Canada from Nevada Minerals, Inc, a related party	300,000	300					(300)			0

Issuance of common shares for conversion of preferred shares	(13,500)	(14)			1,350,000	1,350	(1,337)			0

Issuance of common shares for services rendered @1.40					60,000	60	27,940			28,000

Issuance of common shares for acquisition of an asset - Langley Park Investment Trust, Mutual Fund, AMI London Exchange					5,142,000	5,142	744,271			749,413

Issuance of common shares for services rendered @ 1.40 per share					30,000	30	41,970			42,000

Issuance of common shares for services rendered - A. Daryll Pryor @1.40					300,000	300	419,700			420,000

Issuance of common shares for cash -Casavant family member @$5 share					1,800,000	1,800	2,998,200			3,000,000

Issuance of common shares for cash -Casavant family member @$5 share					1,800,000	1,800	2,998,200			3,000,000

Issuance of common shares for cash -Casavant family member @$5 share					1,800,000	1,800	2,998,200			3,000,000

Issuance of common shares for cash -Casavant family member @$5 share					1,800,000	1,800	2,998,200			3,000,000

Issuance of common shares for rounding - CMKM Diamonds, Inc.					89,001	89	148,246			148,335

Issuance of common shares for cash @ 2.05 per share					257,100	257	175,428			175,685

Issuance of common shares for conversion of preferred shares NV Minerals	(53,400)	(53)			5,340,000	5,340	(5,287)			0

Issuance of common shares for conversion of preferred shares-Woodward	(9,000)	(9)			900,000	900	(891)			0

Cancellation of common shares					(94,500)	(95)	95			0

Issuance of shares - rounding to reconcile to transfer agent records					120	0	240			240

1:3 forward stock split of its common and PF Series A shares

Issuance of shares for exercise of stock warrants exchanged @ $5.00					20,000	20	99,980			100,000

Cancellation of common shares issued to NV Minerals, Inc.					(4,806,000)	(4,806)	4,806			0

Issuance of common shares for services rendered - Trigon Geoservices Ltd.					179,091	179	417,103			417,282

Issuance of common shares for services rendered - NV Minerals, Inc.					921,000	921	(921)			0

Issuance of common shares for rounding @1.97					399	0	798			798

Issuance of common shares for cash @1.97					408	0	816			816

Issuance of common shares for repayment of debt @ $1.97					3,300	3	6,498			6,501

Issuance of common shares for conversion of preferred shares relating to Barrington Foods, Inc. (see issuance of PF Series A listed above)	(10,000)	(10)			1,000,000	1,000	(990)			0

Adjustment to Paid in Capital to account for price-adjusted investments							(12,013,689)			(12,013,689)

Net loss for the year ended December 31, 2004									(5,226,338)	(5,226,338)

Balance at December 31, 2004 (as adjusted to account for stock splits)	527,450	$528	0	0	68,405,282	$68,406	$21,660,518	$1,000	($20,242,822)	$1,487,630

Issuance of common shares for prior stock split LJDT					40,000	40	(40)			0

Issuance of common shares for conversion of preferred shares-Corp One	(200)	(0)			20,000	20	(20)			0

Issuance of common shares for conversion of preferred shares-Go Bearcats	(4,500)	(4)			450,000	450	(445)			0

Issuance of common shares for conversion of Barrington stock- Burns & Wesley					1,440	1	(1)			0

Issuance of common shares for services rendered - Cancio at $0.81 per share					50,000	50	40,450			40,500

Issuance of common stock based compensation - Hansen & Roan @ $0.81 per share					100,000	100	80,900			81,000

Net loss for the three months ended March 31, 2005									(675,101)	(675,101)

Balance at March 31, 2005 (as adjusted to account for stock splits)	522,750	$524	$0	$0	69,066,722	$69,067	$21,781,362	$1,000	($20,917,923)	$934,029

See Accompanying Notes to Financial Statements

U.S. Canadian Minerals, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
	Three Months Ended March 31,
		2004
	2005	(Restated)
Cash Flows from Operating Activities
Net Income (Loss)	$(675,101)	$(2,461,487)
Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Stock Based Compensation	81,000	305,357
Depreciation	2,099	1,572
Stocks and Warrants Issued for Services	40,500	6,591,757
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable	0	0
Increase in Deposits and Prepaids	(8,000)	0
Increase in Accounts Payable	285,189	0
Increase in Accrued Expenses and Taxes	(50,508)	(140,158)
Accrued Interest	10,449	(107,412)
Total Adjustments	360,729	6,651,116
Net Cash (Used in ) Continuing Operating Activities	(314,372)	4,189,629
Net Cash Flows from Discontinued Operations	0	1,213,076
Net Cash Provided by (Used in) Operating Activities	(314,372)	5,402,705

Cash Flows from Investing Activities:
Additions to Property and Equipment	(591)	0
Additions to Investment Assets	(398,063)	(2,133,250)
Additions to Shares in Escrow	(44,630)	0
Valuation of Mineral Rights	0	(4,166,667)
Loans to Related Parties	(33,864)	(23,000)
Net Cash (Used in) Investing Activities	(477,148)	(6,322,917)

Cash Flows from Financing Activities:
Proceeds from the Issuance of Common Shares	(1)	0
Proceeds from the Issuance of Preferred Shares	0	24,905
Net Increase in Borrowings	590,311	(424,846)
Common and Preferred Stock Issued to Acquire Assets	0	2,133,250
Unissued Common Stock Obligation	0	(312,831)
Net Cash Provided by Continuing Financing Activities	590,310	1,420,478
Net Financing Cash Flow from Discontinued Operations	0	0
Net Cash Provided by (Used In) Financing Activities	590,310	1,420,478

Net Increase (Decrease) in Cash and Equivalents	(201,210)	500,266

Cash and Equivalents - January 1,	201,210	142

Cash and Equivalents - March 31,	$0	$500,408

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0

See Accompanying Notes to Financial Statements

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

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

BUSINESS OPERATIONS: During the year ended March 31, 2005, the Company commenced the acquisition of interests in mineral rights and underlying mining operations through the issuance of shares for the acquisition of the shares of certain entities and entering into joint venture agreements. Since September 2005, the Company, through its investment in Durango Oro, S.A., has been actively involved in the extraction of ore and the processing and sale of gold and other minerals in the province of El Oro, Ecuador. Therefore, the Company is no longer considered to be in the development stage. The acquisitions of mineral rights have been accounted for as acquisitions of tangible property, in accordance with Emerging Issues Task Force (EITF) Issue No. 04-02 for reporting periods beginning after April 29, 2004. Other acquisitions have been accounted for as

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

investments. Certain mineral rights and investments that were acquired during 2004 have been determined to have been valued at amounts higher than they should have been, and the corrected acquisition values are reflected in these financial statements. We have no subsidiaries although we have majority ownership of some of our investment assets, as we do not have control of the investment assets.

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

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

e) Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutional. At March 31, 2005 theCompany’s stock equivalents were anti-dilutional and therefore excluded in the net loss per share computation.

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

Significant Non-cash Operating, Investing and Financing Activities

In the three months ended March 31, 2005 we issued a total of 661,440 shares of common stock. We issued 40,000 shares to a shareholder who presented stock certificates of pre-split stock shares to reflect our stock split that occurred in 2004. We issued 470,000 shares of our common stock in conversion from preferred to common, representing 4,700 shares of preferred class A stock. We issued 1,440 shares to convert old Barrington Foods stock into our common stock. We issued 50,000 shares for services provided, we valued these services at $40,500. We also issued 100,000 shares to employees as bonus compensation, these shares were valued at $81,000.

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

k) Property and Equipment

The Company has a nominal amount of computer equipment and office furniture at March 31, 2005. The Company accounts for property and equipment at cost. Depreciation for financial reporting is provided over the estimated useful life of the assets by use of the straight line depreciation method, and accelerated methods are used for income tax reporting. Depreciation expense for the three months ended March 31, 2005 and 2004 totaled $2,099 and $1,572.

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

Property and equipment at March 31, 2005 and 2004 was as follows:

	March 31, 2005	March 31, 2004
Equipment	$16,112	$13,023
Office Furniture	3,681	0
Land Improvements	14,250	0
Mineral Rights	1,747,251	2,133,250
Less: Accumulated Depreciation	(13,291)	(8,307)
Net Property and Equipment	$1,768,003	$2,137,966

l) Recent Accounting Pronouncements

i. Effective for the reporting periods after December 15, 2005, Companies are required to account for the issuance of share-based payments in accordance with Statement of Financial Standard No. 123R. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to value issuance of common stock, stock options and stock warrants at 'fair value' upon the completion of services rendered. For public companies, this fair value is arrived at by using an 'econometric model' to take into consideration variability of stock price, tax-free interest rate and time-value of money. The Company has not elected to retroactively apply such accounting principle to the 2005 reporting period. The Company will conform with SFAS 123R in future reporting reports.

ii FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

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

3. NOTES PAYABLE- CURRENT LIABILITIES TO RELATED PARTIES

As of March 31, 2005, notes payable to related parties are comprised of amounts due to various officers, directors and shareholders to which are unsecured, non-interest bearing, and due on demand, as follows:

	Principal
	Balance
	Due at
	March 31,		Interest
	2005	Due Date	Rate

Liabilities associated with discontinued operations of Barrington Foods at December 31, 2003	$348,927	Past due and unpaid	7%

Rendal Williams, the Company’s former CEO Chairman & Director	422,415	Credit line; All Debt discharged in 2006	7%

Nevada Minerals, Inc. whose sole officer and director is John E. Ed Dhonau, majority shareholder of the Company at March 31, 2005	752,025 (1)	June 30, 2005	7%

IB 2000, a consultant to the Company and owned by John E. Ed Dhonau	64,253 (1)	April 12, 2005	0% first year; 7% therafter

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

	Principal
	Balance
	Due at
	March 31,		Interest
	2005	Due Date	Rate

MPower, owned by Michael A. Kauffman, former President of the Company through January 2, 2004	33,169	Demand Note	7%

Stevenson Management, a consultant and resident agent of the Company	25,000	Demand Note	7%

Michael A. Kaufman	693	Past Due unpaid	5 to 10% now at post-judgment rate of 14%

Paul Baker	(2,680)

Accrued interest on loans to related parties	28,253

Less: Notes Payable - Discontinued Operations	(348,927)	See Above	See Above

Total Notes Payable	$1,323,128

Total Notes Payable: - Continuing Operations	$947,201

(1) The balance due on these two notes as of December 31, 2005 is zero.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

4. DUE TO RELATED PARTIES - LONG TERM

The Company acquired an interest in Juina on February 23, 2004 for $200,000. At March 31, 2005, the Company owed $500,000 to Juina Mining Corporation, in which the Company owns a majority interest. This represents an accrual for contingent liabilities pursuant to a funding agreement to assist with potential diamond mining operations in Brazil. Juina was unable to obtain the necessary mineral mining licenses from the government regulatory authorities. The operator, Mr. McFadden, filed suit against the Company for monetary damages, which was settled in full in 2006 with the transfer of all Juina shares owned by the Company. At the date of this report, the Company has no liability remaining to Juina. See Note 10.

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

On November 24, 2006, the Company issued 80,000 of Preferred Stock Series A shares to the Company’s management. See Note 10.

PREFERRED STOCK - SERIES B - The Company is authorized to issue 1,000,000 shares of Series B Preferred stock, at par value of $0.001 with other terms as may be determined prior to their issuance by the Board of Directors. Each Series B preferred share may be converted into two (2) common shares upon approval by the Board of Directors. As of March 31, 2005 and as of the date of this report, the Company has no issued and outstanding shares of this class.

PREFERRED STOCK - SERIES C - The Company is authorized to issue 1,000,000 shares of Series C preferred stock, at par value of $0.001 with other terms as may be determined by the Board of Directors prior to their issuance. As of March 31, 2005 and as of the date of this report, the Company has no issued and outstanding shares of this class.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

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

Due to the uncertainty of value, liquidity, and the speculative nature of the stock, at March 31, 2005 all free trading shares held by the Company of Langley Park PLC (“LPI”), are valued at $749,413. This reflects an impairment of $604,514 recorded at December 31, 2004. LPI is a mutual fund made up of approximately one dozen small cap public companies and is traded on the AIM London exchange. On March 29, 2005, the Company sold 2,231,503 shares and the amount of proceeds received by the Company on April 1, 2005, net of sales commissions, was $581,228.

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

7. INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through March 31, 2005.

For the period ended March 31, 2005 the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved with a valuation allowance because of uncertainty regarding the realization of future taxable income. The cumulative

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

net operating loss carry-forward is approximately $6,957,000 at March 31, 2005 and will expire in various amounts through the year 2025. The net operating loss carry forward for income tax purposes differs from the Company’s accumulated losses for financial reporting primarily due to timing differences caused by the issuance of stock-based compensation totaling approximately $13,245,000. Utilization of the net operating loss carryover for income tax purposes may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

As of March 31,
2005
Deferred tax asset attributable to:

Net operating loss	$7,112,000
Valuation allowance	(7,112,000)
Net deferred tax asset	$-0-

8. COMMITMENTS AND CONTINGENCIES

The Company was obligated under an office lease, which was terminated in mid-2006. This office was located at 4955 S. Durango, Suite 216, Las Vegas, NV 89113. For the years ended March 31, 2005 and 2004, rent expense was $20,706 and $0, respectively. At March 31, 2005 the Company had a rent deposit of $5,227. The terms of the lease are monthly payment of $5,176 through December 31, 2006.

Future minimum lease payments required under such operating leases as of March 31, 2005, are as follows:

2005	$45,584
2006	62,112
$107,696

In 2006, the Company has relocated offices and has significantly reduced its office rent obligations. The Company is now on a month to month lease at a monthly rate of $1235

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

9. RELATED PARTY TRANSACTIONS

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

10.  SUBSEQUENT EVENTS

In 2005, the Company owned a majority interest in Durango Oro, S.A., Compania Minera with offices located at Circunvalacion Norte, #511, Machala El Oro, Ecuador. Such offices are shared with Santa Fe Mining Company, S.A., an Ecuador company in which we own 80%. Sante Fe owns the mineral processing plant and land known as “Buza”. In 2005, the Company did not have managerial control of

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

Durango Oro. A mineral processing plant, known as Durango I, was operated by Durango Oro in Ecuador. In 2005, the Company acquired another mineral processing plant known as Durango II. The Durango I was operational at the time on-site auditing field work was completed in Ecuador in May, 2006. At March 31, 2005, these processing plants were wholly owned, but not controlled, by the Company, and are investments rather than subsidiaries.

On March 29, 2005, the Company sold 2,231,503 shares of its investment in Langley Park PLC and the amount of proceeds received by the Company on April 1, 2005, net of sales commissions, was $581,228.

On April 14, 2005, the Company acquired mineral rights to 5,616 hectares of land in Ecuador. As noted later, in August, 2006, the Company lost such mining claims due to non-payment of taxes.

In April 2005, the Company entered into an agreement to sell its interest in the Yellow River Mining Company, S.A. The Company closed on its sale of its 80% interest in Yellow River Mining Company., S.A., an Ecuador corporation. Such property was previously owned by Juina Mining Corporation, in which the Company owned a majority interest. The cost basis of the Company’s interest in the Yellow River Mining Company, S.A. is $151,000. Nevada Minerals, a related party and controlling shareholder, paid the Company $800,000, which included the assumption of debt owed by the Company to the buyer. In addition, the Company (through the Durango Oro, S.A. company) retained the processing plant and land located at Durango I. At closing, Nevada Minerals Inc. paid various obligations of Yellow River Mining Company, including bank fees, unpaid salaries and bonuses to its Ecuadorian employees and managers, and financial obligations for processing plant equipment. The Company received no net proceeds from the sale of such property and the Company no longer has any financial interest in the Yellow River Mining Company, S.A. By September 2005, the Company began operations of the Durango I processing plant and incurred its own costs associated with such operations. At that time, the buyer of its extracted gold and tailings containing gold and other minerals was the Yellow River Mining Company, which continued to process the tailings in order to extract the remaining minerals. By 2006 the Durango I processing plant was selling its gold, tailings and other minerals to other individuals and companies.

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

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

On November 2, 2006, the company settled pending lawsuits from McFadden and Issod by agreeing to the transfer of 471,000 shares of Juina owned by U.S. Canadian Minerals. The Company effectuated the terms of the settlement agreement on February 27, 2007. The stock transfer to McFadden and Issod is complete. The Company does not dispute regarding the terms of the settlement agreements.

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005
(CONTINUED)

On November 27, 2006 the Company issued 1,000,000 shares of common stock to First Star Strategies in accordance with the terms of the consulting agreement for Presidential services, dated January 2, 2006 as a signing bonus.

On December 8, 2006 the Company issued 1,000,000 shares of common stock to Maria Regina Caeli Management Corp. in accordance with the terms of the consulting agreement for Chief Financial Officer services, dated January 23, 2006 as a signing bonus.

On January 26, 2007 the Company issued 16,666 Preferred "A" shares to First Star Strategies for partial payment for compensation owing.

On January 26, 2007 the Company issued 9,333 Preferred "A" shares to Maria Regina Caeli Management Corp for partial payment for compensation owing.

On January 26, 2007 the Company issued 339,167 common shares to Joriel Systems Ltd. for services rendered in 2006.

On February 5, 2007 the Company cancelled a total of 39,626,500 common shares held by two stockholders who upon consultation agreed that such a cancellation would be in the best interest of the Company.

On February 5, 2007, Adam Jenn was named as CEO of the Company. Mr. Jenn already held title of President and Director of the Company.

On February 15, 2007 the Company issued 1,000,000 common shares to First Star Strategies, Inc. and 1,000,000 shares to Maria Regina Caeli Management Corp in accordance with the terms of the consultation agreements the Company has with these companies.

On February 27, 2007 the Company effectuated the transfer of all 471,000 shares of Juina Mining Corp owed by the Company, thus settling the McFadden and Issod lawsuits.

In 2006, the Company relocated its offices from its former office on Durango Blvd., Las Vegas, Nevada. The company has significantly reduced its monthly office expense. The Company forfeited its deposit of approximately $5,000 to the Durango Blvd. landlord at the time the lease was terminated. The Company also forfeited to its former landlord its office furniture and small equipment.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

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

Fort a La Corne

On January 20, 2004, the Company acquired from Nevada Minerals, Inc. a 20% interest in the mineral rights to 500,000 acres in Saskatchewan Canada near Fort a La Corne (the "fort a La Corne Property"). The Company issued 5,000,000 shares of its common stock to Nevada Minerals as consideration for such rights. Subsequently on July 18, 2004, Nevada Minerals conveyed an additional 20% interest in the mineral rights to the Fort a La Corne Property to the Company for 100,000 shares of Series A Preferred Stock, giving the Company an aggregate 40% of the mineral rights to the Fort a La Corne property. The mineral rights include the right to explore and exploit all minerals discovered in the Fort a La Corne property.

Lincoln County

The company acquired from Nevada Minerals, Inc. for nominal consideration, an option to purchase a mining operation and associated property located in Rachel, Lincoln county, Nevada, (the "Rachel Property") for an exercise price of $2,000,000. Nevada Minerals' title to the Rachel Property is the subject of litigation. Nevada Minerals acquired the Rachel Property in a foreclosure proceeding, and the person from which title to the Rachel Property was acquired in the foreclosure has filed a lawsuit against Nevada Minerals to have such title reinstated in it. While the company had initially formed an intention to exercise the option to acquire the Rachel Property, it no longer intends to do so because of its focus on its Ecuador projects described below and because it would have to spend $300,000 to build a processing facility on the property. The option does not expire until failure to exercise upon 10 days written notice of a bona fide offer to purchase the Rachel Property by a third property, however, and the Company may exercise the option to acquire the Rachel Property at any time that the Company concludes that it is in its best interest to do so. John Edgar Dhonau, who beneficially owns a majority of the Company's common stock owns all of and controls Nevada Minerals.

At the time the Company intended to exercise the option to acquire the Rachel Property, it entered into a land use agreement with Nevada Minerals that gave it the right to enter the property to begin building a processing facility.

Juina Mining Corporation

On March 23, 2004, the Company acquired 10 million shares of the Preferred Stock of Juina Mining Corporation, a Nevada corporation ("Juina"), in exchange for $116,000 in cash and a note in the principal amount of $84,000 (which note was subsequently paid in full). At the same time, the Company acquired 25 million, 5 million and 5 million shares of Juina common stock, respectively, from James D. McFadden, Mark Hutchison and Richard Taulli in exchange for 833,334 shares, 179,091 shares and 150,000 shares respectively, of the Company's common stock. Subsequently, the Company converted the preferred stock to 80 million shares of Juina common stock, giving the Company 77.1% of Juina's total outstanding common stock. At the time of this acquisition, there was an understanding between the Company and Mr. Hutchison that he would become a Director of the Company.

Juina owns 49% of a joint venture called Juina Mining Mineracao, Ltd. ("JMML"). The remaining 51% of JMML is owned by DIAGEM International Resources Corp., a Canadian corporation ("DIAGEM").

The sole asset of JMML is an 86% working interesting the mineral and mining rights to 2,471 acres of land in the District of Juina, Mato Grosso, Brazil ("Property 1000") as well as the equipment and processing facility appurtenant thereto.

At present, there are no operations being conducted by JMML because, among other considerations, the required permits have not been issued by the relevant governmental agencies. Permits for mining were never obtained and plans for mining have been abandoned. Moreover, JMML is controlled by Diagem, which has publicly disclosed that it considers JMML to be inactive.

JMML, however, has entered into a Joint Venture Agreement with Mineradora ECO with respect to a 49.80 hectare parcel in the western portion of Property 1000. As part of the Joint Venture Agreement, Mineradora CEO is entitled to 50% of all revenue generated by the sale of diamonds produced from this portion of Property 1000. In return, Mineradora ECO will undertake the task of securing land owner permissions and all government permits and licenses in order to commence operations and act as the operator on the 49.80 hectare parcel. To date
Mineradora ECO has been unsuccessful in obtaining these permits and licenses, and there is no assurance that it will ever do so. This agreement was never fulfilled and the project was abandoned.

Yellow River Mining

On March 22, 2004, Juina Mining issued 5,000,000 of its restricted common shares to acquire 80% of the issued and outstanding shares of Yellow River Mining S.A., which owned processing plants in the Provincia Del Oro (Province of Gold) in southwest Ecuador. Yellow River is an active mine with unproven reserves and has not produced significant amounts of revenue. Under the terms of the agreement, Yellow River S.A. is to receive 50% of the gold it extracts at its plants. The other 20% of Yellow River Mining S.A. is owned by an individual who is an Ecuadorian resident, from whom the company acquired its 80% interest. The Company anticipated using proceeds from subsequent offerings to construct and improve mining facilities at Yellow River.

CMKM Diamonds, Inc. owned a producing mine shaft near one of the Yellow River processing plants. The company has an agreement with CMKM Diamonds pursuant to which CMKM Diamonds must use that processing plant to extract the gold ore from that mine except for the extent the production of such ore exceeds the processing plants capacity. CMKM Diamonds was to pay Nevada Minerals a fee equal to 20% of its revenues from that mine. The Yellow River Mining Co. processed ore from the American Shaft in 2004 and 2005.

Subsequent to the quarter ended March 31, 2004, on August 3, 2005 the Company executed an Asset Purchase Agreement with Minera Compania Double Down S.A, which provided for the sale of 100% of the company's 80% interest in Yellow River Mining, S.A., an Ecuador corporation which owns certain mineral rights to land in Ecuador. From April 2005 to September 2005 the company's subsidiary Durangoro had an agreement to process Yellow River's ore and Durango received compensation from the sale of gold. The buyer holds 46.6% of the Company's common stock. As consideration for the Assets, the Buyer paid the Company $800,000 which included the assumption of a $127,000 debt owed by the Company to Nevada Minerals, Inc. and payment of various debts of the Company to various vendors associated with the construction and maintenance of the Yellow River Mining Co.'s assets. Full consideration was not transferred to the Company until September 9, 2005.

COD Mine

On May 11, 2004, the Company entered into a joint venture agreement with El Capitan Precious Metals, Inc. to acquire an 80% ownership of mining claims located in Arizona. The Company was required to contribute 720,000 shares of its common stock to acquire the mining rights. The joint venture agreement entitled the Company to receive 50% of the anticipated profits from tailings and settlement ponds and gave the Company the obligation to provide operating capital for the first 90 days of operation. After this period, the joint venture partner (operator) bore the risk of excess losses and liability.

The reserves for which the Company obtained mineral rights through the El Capitan joint venture agreement were "proven or probable" that is, the Company had been provided an outside commercial appraisal of the estimated value of the property "as is" for $5,000,000. The estimated reserves at March 2001 were estimated to yield ground values of approximately $138,000,000 and eventual recovery of $120,000,000 in revenues. These estimates were based on gold (22% of total values), silver (28.4%), lead (15.5%), zinc(25%), as well as copper (4.0%) prices at February 27, 2001. The reserves are purported to have not been depleted since the date of the appraisal. No minerals were produced during the 3 months ended March 31, 2005.

CMKM Diamonds, Inc.

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

On September 9, 2004, the Company exercised an additional portion of the option agreement with CMKM in the amount of 1.66% for $2,5000,000. On September 9, 2004 the Company exercised an additional portion of the option agreement with CMKM in the amount of 5.33% for $8,000,000.

Most of CMKM Diamonds, Inc.'s holdings are in Saskatchewan, Canada in the general vicinity of the Company's Fort a La Corne and Smeaton holdings.

Nevada Minerals

On July 19, 2004, the Company entered into an agreement with Nevada Minerals, a related party and affiliate of the Company, to purchase an additional 20% interest in 500,000 acres of Canadian property, which was subject to a joint venture between two entities. The property is located in Fort a La Corne, Saskatchewan, Canada (see above). The company acquired such interest for 100,000 preferred shares (pre forward 3:1 split). The interest purchased current and future mineral rights but did not include any real property interests. In 2005, an independent appraiser had valued the total mineral rights associated with the 500,000 acres at approximately $12,000,000. Subsequently management has determined that these mineral rights were impaired are valued based on the cost basis of the acquisition of such property rights by Nevada Minerals. Management states that this value is $127,000.

Juina Mining

On July 28, 2004, the Company entered into an asset purchase agreement with Juina Mining Corporation to purchase its entire investment in Yellow River Mining, SA in exchange for 50,000 shares of the Company's common stock. During the period July 28, 2004 through 2005, the Company commenced construction of the processing plant and facilities located at the Yellow River site. The Company made a significant investment in such construction. Subsequently, the Yellow River Mining Company, S.A. was transferred to our company. We held a majority interest in this investment but did not control this investment. It was later sold to Nevada Minerals, a related party and affiliate, for $800,000, as discussed previously. At December 31, 2004 and 2005, the value of our remaining interest in Juina is reported by management at cost of $151,000. At the date of our disposition of our interest in Juina is reported by management at cost of $151,000. At the date of our disposition of our interest in Juina in September 2006, the value of our interest in Juina is recorded at the lesser of cost or fair market value and is $151,000.

Langley Park Investment Trust

The Company also entered into a stock purchase agreement to sell 1,714,000 shares of common stock to an unrelated party at the average per share price of the closing bid of the Company's common stock for the 10 trading days immediately preceding July 30, 2004. The acquiring entity was to use its shares as consideration for the purchase. On August 8, 2004 the company issued 1,714,000 shares to Langley Park Investment Trust (LPIT) in exchange for shares of Langley Park Investment Trust. Langley Park Investment Trust is a mutual fund traded on the London AIM exchange investing primarily in microcap mining stocks. The Company received 4,958,896 shares of LPIT in exchange for 1,714,000 shares of company stock. In 2005 the Company sold 2,479,448 shares leaving 2,479,448 shares of LPIT in escrow upon which LPIT held a call option exercisable at 1 pence per share if the company's stock decreased in value by an agreed upon percentage. Due to the precipitous decline of the value of the company's stock in 2005, this option became exercisable in October, 2006. LPIT called the stock at 1 pence per share as per the 2004 acquisition agreement.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $ 675,101 for the three months ended March 31, 2005, compared with a net loss of $2,461,487 for the three months ended March 31, 2004.

The quarter's activities were financed primarily through sale of restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2004 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on March 30, 2006, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

On March 21, 2005 the Company issued 960 shares of its common stock for replacement of stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2007

U.S. Canadian Minerals, Inc.
Registrant

By: /s/Adam Jenn
Adam Jenn President and Chief Executive Officer