Form 10QSB
period 2005-06-30
U S CANADIAN MINERALS INC
filed 2007-03-13
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

[_]	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________ to __________

Commission File Number: 0-25523

U.S. CANADIAN MINERALS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	33-0843633
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5380 Valley View Ave. Suite F
Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (702) 433-8223	Fax: (702) 873-8917

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

As of June 30, 2005, the issuer had 69,828,720 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes [  ] No [X]

ITEM 1.   FINANCIAL INFORMATION

U.S. CANADIAN MINERALS, INC.
FINANCIAL STATEMENTS
JUNE 30, 2005

U.S. CANADIAN MINERALS, INC.

JUNE 30, 2005

Page
Balance Sheets as of June 30, 2005 and 2004	F-1

Statements of Operations for the three months and six months ended
June 30, 2005 and 2004	F-2

Statement of Stockholders’ Equity for the three and six months ended
June 30, 2005	F-3

Statements of Cash Flows for the three months and six months ended
June 30, 2005 and 2004	F-4

Notes to Financial Statements	F-5 to F-18

U.S. Canadian Minerals, Inc.
Balance Sheets
as of June 30, 2005 and 2004
(Unaudited)

Assets
	2005	2004 (Restated)
Current Assets
Cash and Cash Equivalents	$0	$501,321

Property and Equipment, Net	1,791,394	2,098,394

Other Assets
Note Receivable - Related Party	450,409	35,236
Investments	1,210,443	1,000
Shares in Escrow	44,630	0
Common Stock Receivable	0	156,416
Deposits and Prepaids	13,227	11,550
Total Other Assets	1,718,709	204,202

Total Assets	$3,510,103	$2,803,917

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts Payable	$356,409	$152,038
Accrued Expenses and Taxes	76,853	69,960
Due to Related Parties	800,837	414,950
Due to Unrelated Parties	133,026	0
Net Liabilities of Discontinued Operations	975,317	1,213,076
Total Current Liabilities	2,342,442	1,850,024

Due to Related Parties - Long-Term	500,000	0

Total Liabilities	2,842,442	1,850,024

Stockholders' Equity
Preferred Stock -Series A; $.001 par value; 1,000,000 shares authorized
522,750 shares issued and outstanding	524	257
Common stock $.001 par value, 200,000,000 shares authorized, 69,729,202
shares issued and outstanding	69,729	8,762
Treasury Stock	1,000	0
Additional Paid-In Capital	21,520,199	22,926,912
Accumulated Deficit	(20,923,791)	(21,982,038)
Total Stockholders' Equity	667,661	953,893

Total Liabilities and Stockholders' Equity	$3,510,103	$2,803,917

See Accompanying Notes to the Financial Statements

U.S. Canadian Minerals, Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)

Revenues	$0	$0	$0	$0

General and Administrative Costs	291,864	311,244	956,516	2,683,416

Net Loss from Operations	(291,864)	(311,244)	(956,516)	(2,683,416)

Other Income (Expense)	285,996	(26,155)	275,547	(115,470)

Net Loss Before Income Taxes	(5,868)	(337,399)	(680,969)	(2,798,886)

Provision for Federal Corporate Income Taxes	0	0	0	0

Net Loss	$(5,868)	$(337,399)	$(680,969)	$(2,798,886)

Basic and Diluted Loss per Common Share:	(0.0001)	(0.0079)	(0.0098)	(0.0654)

Weighted Average Common Shares Outstanding	69,729,202	42,768,889	69,729,202	42,768,889

See Accompanying Notes to the Financial Statements

U.S. Canadian Minerals, Inc.
Statements of Stockholders' Equity
For the Three and Six Months Ended March 31 and June 30, 2005
(Unaudited)

	Preferred A	Preferred	Preferred B	Preferred	Common	Common	Additional	Other		Total
	Series	"A"Series	Series	"B"Series	Stock	Stock	Paid In	Receivables	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	or Treasury	Deficit	Equity
								Stock		(Deficit)

Balance at January 1, 2005	527,450	$528	0	0	68,405,282	$68,406	$21,660,518	$1,000	($20,242,822)	$1,487,629

Issuance of common shares for prior stock split					40,000	40	(40)			0

Issuance of common shares for conversion of preferred shares	(4,700)	(4)			470,000	469	(464)			1

Issuance of common shares for conversion of Barrington stock					1,440	1	(1)			0

Issuance of common shares for services rendered					50,000	50	40,450			40,500

Issuance of common stock based compensation					100,000	100	80,900			81,000

Net loss for the three months ended March 31, 2005									(675,101)	(675,101)

Balance at March 31, 2005 (as adjusted to account for stock splits)	522,750	$524	$0	$0	69,066,722	$69,066	$21,781,362	$1,000	($20,917,923)	$934,029

Recission of common stock due to non-performance of services					(300,000)	(300)	(419,700)			(420,000)

Recission of common stock due to unearned compensation					(50,000)	(50)	(40,450)			(40,500)

Issuance of common shares for conversion of Barrington stock					12,480	12	(12)			0

Issuance of common shares for cash					1,000,000	1,000	199,000			200,000

Net loss for the three months ended June 30, 2005									(5,868)	(5,868)

Balance at June 30, 2005 (as adjusted to account for stock splits)	522,750	$524	$0	$0	69,729,202	$69,728	$21,520,199	$1,000	($20,923,791)	$667,661

See Accompanying Notes to the Financial Statements

U.S. Canadian Minerals, Inc.
Statements of Cash Flows
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004 (Restated)	2005	2004 (Restated)
Cash Flows from Operating Activities
Net Income (Loss)	$(5,868)	$(337,399)	$(680,969)	$(2,798,886)
Less: Income (Loss) from Discontinued Operations	0	0	0	0
Income (Loss) from Continuing Operations	(5,868)	(337,399)	(680,969)	(2,798,886)

Adjustments to Reconcile Net Loss to
Net Cash Used by Operating Activities:
Stock Based Compensation	(40,500)	0	40,500	305,357
Depreciation	2,806	1,572	4,905	3,144
Stocks and Warrants Issued for Services	(420,000)	123,767	(379,500)	6,715,524
Changes in Operating Assets and Liabilities
Increase in Deposits and Prepaids	0	(11,550)	(8,000)	(11,550)
Increase in Accounts Payable	39,532	541	314,242	541
Increase (decrease) in Accrued Expenses and Taxes	(6,676)	52,736	(57,184)	(87,422)
Accrued Interest	10,449	26,155	20,898	(81,257)
Total Adjustments	(414,389)	193,221	(64,139)	6,844,337
Net Cash Used in Continuing Operating Activities	(420,257)	(144,178)	(745,108)	4,045,451
Net Cash Flows from Discontinued Operations	0	0	0	1,213,076
Net Cash Provided by (Used in) Operating Activities	(420,257)	(144,178)	(745,108)	5,258,527

Cash Flows from Investing Activities:
Additions to Property and Equipment	(15,197)	0	(15,788)	0
Reductions (Additions) to Investment Assets	704,783	38,000	306,720	(2,095,250)
Additions to Shares in Escrow	0	0	(44,630)	0
Valuation of Mineral Rights	0	(528,224)	0	(4,694,891)
Loans to Related Parties	(282,545)	0	(316,409)	(23,000)
Net Cash (Used in) Investing Activities	407,041	(490,224)	(70,107)	(6,813,141)

Cash Flows from Financing Activities:
Proceeds from the Issuance of Common Shares	200,000		199,999	0
Proceeds from the Issuance of Preferred Shares	0	0	0	24,905
Net Increase (Repayments) in Borrowings	(176,305)	160,315	414,006	(264,531)
Common and Preferred Stock Issued to Acquire Assets	0	275,000	0	2,408,250
Unissued Common Stock Obligation	0	0	0	(312,831)
Minority Interest	0	200,000	0	200,000
Net Cash Provided by Financing Activities	23,695	635,315	614,005	2,055,793

Net Increase (Decrease) in Cash and Equivalents	10,479	913	(201,210)	501,179

Cash and Equivalents - Beginning of Period	(10,479)	500,408	201,210	142

Cash and Equivalents - End of Period	$0	$501,321	$0	$501,321

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0	$0	$0
Cash Paid for Income Taxes	$0	$0	$0	$0

See Accompanying Notes to the Financial Statements

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

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

BUSINESS OPERATIONS: During the 6 months ended June 30, 2005, the Company commenced the acquisition of interests in mineral rights and underlying mining operations through the issuance of shares for the acquisition of the shares of certain entities and entering into joint venture agreements. Since September 2005, the Company, through its investment in Durango Oro, S.A., has been actively involved in the extraction of ore and the processing and sale of gold and other minerals in the province of El Oro, Ecuador. Therefore, the Company is no longer considered to be in the development stage. The acquisitions of mineral rights have been accounted for as acquisitions of tangible property, in accordance with Emerging Issues Task Force (EITF) Issue No. 04-02 for reporting periods beginning after April 29, 2004. Other acquisitions have been accounted for as

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
(CONTINUED)

investments. Certain mineral rights and investments that were acquired during 2004 have been determined to have been valued at amounts higher than they should have been, and the corrected acquisition values are reflected in these financial statements. We have no subsidiaries although we have majority ownership of some of our investment assets, as we do not have control of the investment assets.

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
JUNE 30, 2005
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

e) Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutional. At June 30, 2005 the Company’s stock equivalents were anti-dilutional and therefore excluded in the net loss per share computation.

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
JUNE 30, 2005
(CONTINUED)

Significant Non-cash Operating, Investing and Financing Activities

In the three months ended June 30, 2005 we issued a total of 662,480,shares of common stock.

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
(CONTINUED)

k) Property and Equipment

The Company has a nominal amount of computer equipment and office furniture at June 30, 2005. The Company accounts for property and equipment at cost. Depreciation for financial reporting is provided over the estimated useful life of the assets by use of the straight line depreciation method, and accelerated methods are used for income tax reporting. Depreciation expense for the six months ended June 30, 2005 and 2004 totaled $4,905 and $3,144.

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

Property and equipment at June 30, 2005 and 2004 was as follows:

	June 30, 2005	June 30, 2004
Equipment	$26,967	$13,023
Office Furniture	8,022	0
Land Improvements	14,250	0
Mineral Rights	1,758,250	2,095,250
Less: Accumulated Depreciation	(16,099)	(9,879)
Net Property and Equipment	$1,791,394	$2,098,394

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
JUNE 30, 2005
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
JUNE 30, 2005
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

3. NOTES PAYABLE- CURRENT LIABILITIES TO RELATED PARTIES

As of June 30, 2005, notes payable to related parties are comprised of amounts due to various officers, directors and shareholders to which are unsecured, non-interest bearing, and due on demand, as follows:

	Principal
	Balance
	Due at
	June 30,		Interest
	2005	Due Date	Rate

Liabilities associated with discontinued operations of Barrington Foods at December 31, 2003	$348,927	Past due and unpaid	7%

Rendal Williams, the Company’s former CEO Chairman & Director	320,109	Credit line; All Debt discharged in 2006	7%

Nevada Minerals, Inc. whose sole officer and director is John E. Ed Dhonau, majority shareholder of the Company at June 30, 2005	678,025 (1)	June 30, 2005	7%

IB 2000, a consultant to the Company and owned by John E. Ed Dhonau	64,253 (1)	April 12, 2005	0% first year; 7% therafter

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
(CONTINUED)

	Principal
	Balance
	Due at
	June 30,		Interest
	2005	Due Date	Rate

MPower, owned by Michael A. Kauffman, former President of the Company through January 2, 2004	33,169	Demand Note	7%

Stevenson Management, a consultant and resident agent of the Company	25,000	Demand Note	7%

Michael A. Kaufman	693	Past Due unpaid	5 to 10% now at post-judgment rate of 14%

Paul Baker	(2,680)

Accrued interest on loans to related parties	31,193

Less: Notes Payable -Discontinued Operations	(348,927)	See Above	See Above

Total Notes Payable	$1,118,569

Total Notes Payable: -Continuing Operations	$769,642

(1) The balance due on these two notes as of December 31, 2005 is zero.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
(CONTINUED)

4. DUE TO RELATED PARTIES - LONG TERM

The Company acquired an interest in Juina on February 23, 2004 for $200,000. At June 30, 2005, the Company owed $500,000 to Juina Mining Corporation, in which the Company owns a majority interest. This represents an accrual for contingent liabilities pursuant to a funding agreement to assist with potential diamond mining operations in Brazil. Juina was unable to obtain the necessary mineral mining licenses from the government regulatory authorities. The operator, Mr. McFadden, filed suit against the Company for monetary damages, which was settled in full in 2006 with the transfer of all Juina shares owned by the Company. At the date of this report, the Company has no liability remaining to Juina. See Note 10.

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

On November 24, 2006, the Company issued 80,000 of Preferred Stock Series A shares to the Company’s management. See Note 10.

PREFERRED STOCK - SERIES B - The Company is authorized to issue 1,000,000 shares of Series B Preferred stock, at par value of $0.001 with other terms as may be determined prior to their issuance by the Board of Directors. Each Series B preferred share may be converted into two (2) common shares upon approval by the Board of Directors. As of June 30, 2005 and as of the date of this report, the Company has no issued and outstanding shares of this class.

PREFERRED STOCK - SERIES C - The Company is authorized to issue 1,000,000 shares of Series C preferred stock, at par value of $0.001 with other terms as may be determined by the Board of Directors prior to their issuance. As of June 30, 2005 and as of the date of this report, the Company has no issued and outstanding shares of this class.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
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

Due to the uncertainty of value, liquidity, and the speculative nature of the stock, at June 30, 2005 all free trading shares held by the Company of Langley Park PLC (“LPI”), are valued at $749,413. This reflects an impairment of $604,514 recorded at December 31, 2004. LPI is a mutual fund made up of approximately one dozen small cap public companies and is traded on the AIM London exchange. On March 29, 2005, the Company sold 2,231,503 shares and the amount of proceeds received by the Company on April 1, 2005, net of sales commissions, was $581,228.

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

7. INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through June 30, 2005.

For the period ended June 30, 2005 the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved with a valuation allowance because of uncertainty regarding the realization of future taxable income. The cumulative

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
(CONTINUED)

net operating loss carry-forward is approximately $6,957,000 at June 30, 2005 and will expire in various amounts through the year 2025. The net operating loss carry forward for income tax purposes differs from the Company’s accumulated losses for financial reporting primarily due to timing differences caused by the issuance of stock-based compensation totaling approximately $13,245,000. Utilization of the net operating loss carryover for income tax purposes may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

As of June 30,
2005

Deferred tax asset attributable to:

Net operating loss	$7,114,000
Valuation allowance	(7,114,000)

Net deferred tax asset	$-0-

8. COMMITMENTS AND CONTINGENCIES

The Company was obligated under an office lease, which was terminated in mid-2006. This office was located at 4955 S. Durango, Suite 216, Las Vegas, NV 89113. For the months ended June 30, 2005 and 2004, rent expense was $20,706 and $0, respectively. At June 30, 2005 the Company had a rent deposit of $5,227. The terms of the lease are monthly payment of $5,176 through December 31, 2006.

Future minimum lease payments required under such operating leases as of June 30, 2005, are as follows:

2005	$31,056
2006	62,112
$93,168

In 2006, the Company has relocated offices and has significantly reduced its office rent obligations. The Company is now on a month to month lease at a monthly rate of $1235

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
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
JUNE 30, 2005
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

On November 24, 2006, the Company issued 80,000 of Preferred Stock Series A shares to pay for services rendered. Of this amount 40,000 shares was paid to Maria Regina Caeli Management Corp., a Nevada Corporation owned by Mr. Busboom, our Chief Financial Officer, Secretary and Director. In addition, 40,000 shares were issued to First Star Strategies, Inc., owned by Mr. Jenn, our President and Director.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
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

Durangoro

The Company owned a majority interest in Durango Oro, S.A., Compania Minera with offices located at Circunvalacion Norte, #511, Machala El Oro, Ecuador. Such offices are shared with Santa Fe Mining Company, S.A., an Ecuador company in which we own 80%. Sante Fe owns the mineral processing plant and land known as “Buza”. In 2005, the Company did not have managerial control of Durango Oro. A mineral processing plant, known as Durango I, was operated by Durango Oro in Ecuador. In 2005, the Company acquired another mineral processing plant known as Durango II. The Durango I was operational at the time on-site auditing field work was completed in Ecuador in May, 2006. At June 30, 2005, these processing plants were wholly owned, but not controlled, by the Company, and are investments rather than subsidiaries.

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

The reserves for which the Company obtained mineral rights through the El Capitan joint venture agreement were "proven or probable" that is, the Company had been provided an outside commercial appraisal of the estimated value of the property "as is" for $5,000,000. The estimated reserves at March 2001 were estimated to yield ground values of approximately $138,000,000 and eventual recovery of $120,000,000 in revenues. These estimates were based on gold (22% of total values), silver (28.4%), lead (15.5%), zinc (25%), as well as copper (4.0%) prices at February 27, 2001. The reserves are purported to have not been depleted since the date of the appraisal. No minerals were produced during the six months ended June 30, 2005.

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

Nevada Minerals

On July 19, 2004, the Company entered into an agreement with Nevada Minerals, a related party and affiliate of the Company, to purchase an additional 20% interest in 500,000 acres of Canadian property, which was subject to a joint venture between two entities. The property is located in Fort a La Corne, Saskatchewan, Canada (see above). The company acquired such interest for 100,000 preferred shares (pre forward 3:1 split). The interest purchased current and future mineral rights but did not include any real property interests. In 2005, an independent appraiser had valued the total mineral rights associated with the 500,000 acres at approximately $12,000,000. Subsequently management has determined that these mineral rights were impaired, and that the interest should be valued based on the cost basis of the acquisition of such property rights by Nevada Minerals, which was $127,000.

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

Langley Park Investment Trust

The Company also entered into a stock purchase agreement to sell 1,714,000 shares of common stock to an unrelated party at the average per share price of the closing bid of the Company's common stock for the 10 trading days immediately preceding July 30, 2004. The acquiring entity was to use its shares as consideration for the purchase. On August 8, 2004 the company issued 1,714,000 shares to Langley Park Investment Trust (LPIT) in exchange for shares of Langley Park Investment Trust. Langley Park Investment Trust is a mutual fund traded on the London AIM exchange investing primarily in microcap mining stocks. The Company received 4,958,896 shares of LPIT in exchange for 1,714,000 shares of company stock. On March 29, 2005, the Company sold 2,231,503 shares of its investment in Langley Park PLC and the amount of proceeds received by the Company on April 1, 2005, net of sales commissions, was $581,228. In 2005 the Company sold a total of 2,479,448 shares leaving 2,479,448 shares of LPIT in escrow upon which LPIT held a call option exercisable at 1 pence per share if the company's stock decreased in value by an agreed upon percentage. Due to the precipitous decline of the value of the company's stock in 2005, this option became exercisable in October, 2006. LPIT called the stock at 1 pence per share as per the 2004 acquisition agreement.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $ 675,101 for the six months ended June 30, 2005, compared with a net loss of $2,461,487 for the six months ended June 30, 2004.

The Company’s 2005 activities were financed primarily through sales of restricted common stock.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 28, 2005 the Company issued 12,000 shares of its common stock for cash.

On May 2, 2005 the Company issued 50,000 shares of its common stock for cash.

On May 3, 2005 the Company cancelled 300,000 shares of its common stock previously issued.

On May 11, 2005 the Company issued 480 shares of its common stock for certificates from old transfer agent.

On June 10 2005 the Company issued 1,000,000 shares of its common stock for cash.

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

Date: March 8, 2007

U.S. Canadian Minerals, Inc.
Registrant

By: /s/Adam Jenn
Adam Jenn President and Chief Executive Officer