Form 10QSB
period 2005-09-30
U S CANADIAN MINERALS INC
filed 2007-03-26
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [   ] No [x]

As of September 30, 2005, the issuer had 99,801,236 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format check one: Yes [ ] No [X]

ITEM 1.   FINANCIAL INFORMATION

U.S. CANADIAN MINERALS, INC.
FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Page
Balance Sheets as of September 30, 2005 and 2004	F-1

Statements of Operations for the three months and nine months ended
September 30, 2005 and 2004	F-2

Statements of Stockholders’ Equity for 3. 6 and 9 months ended March 31, June 30, and September 30, 2005	F-3

Statements of Cash Flows for the three and nine months ended
September 30, 2005 and 2004	F-4

Notes to Financial Statements	F-5 to F-17

U.S. Canadian Minerals, Inc.
Balance Sheets
As of September 30, 2005 and 2004
(Unaudited)

Assets
	2005	2004 (Restated)
Current Assets
Cash and Cash Equivalents	$0	$950,524

Property and Equipment, Net	1,288,588	2,190,441

Other Assets
Note Receivable - Related Party	303,611	22,000
Investments	812,750	3,268,120
Shares in Escrow	44,630	0
Deposits and Prepaids	13,227	11,550
Total Other Assets	1,174,218	3,301,670

Total Assets	$2,462,806	$6,442,635

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts Payable	$369,807	$152,038
Accrued Expenses and Taxes	92,205	113,014
Due to Related Parties	67,377	223,892
Due to Unrelated Parties	133,026	136,764
Net Liabilities of Discontinued Operations	975,317	1,213,076
Total Current Liabilities	1,637,732	1,838,784

Due to Related Parties - Long-Term	500,000	0

Total Liabilities	2,137,732	1,838,784

Stockholders' Equity
Preferred Stock -Series A; $.001 par value; 1,000,000 shares authorized
222,750 shares issued and outstanding	224	267
Common stock $.001 par value, 200,000,000 shares authorized, 99,801,236
shares issued and outstanding	99,801	21,201
Treasury Stock	1,000	1,000
Additional Paid-In Capital	21,138,926	27,380,983
Accumulated Deficit	(20,914,877)	(22,799,600)
Total Stockholders' Equity	325,074	4,603,851

Total Liabilities and Stockholders' Equity	$2,462,806	$6,442,635

See Accompanying Notes to the Financial Statements

U.S. Canadian Minerals, Inc.
Statements of Operations
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	3 Months Ended		9 Months Ended
	September 30, 2005	2004 (Restated)	September 30, 2005	2004 (Restated)

Revenues	$0	$108,000	$0	$108,000

General and Administrative Costs	146,080	876,796	1,102,596	3,560,212

Net Loss from Operations	(146,080)	(768,796)	(1,102,596)	(3,452,212)

Other Income (Expense)	154,994	(48,765)	430,541	(164,235)

Net Income (Loss) Before Income Taxes	8,914	(817,561)	(672,055)	(3,616,447)

Provision for Federal Corporate Income Taxes	0	0	0	0

Net Income (Loss)	$8,914	$(817,561)	$(672,055)	$(3,616,447)

Basic and Diluted Loss per Common Share:	0.0001	(0.0191)	(0.0067)	(0.0846)

Weighted Average Common Shares Outstanding	99,801,236	42,768,889	99,801,236	42,768,889

See Accompanying Notes to the Financial Statements

Statements of Stockholders' Equity
For the Three, Six and Nine Months Ended March 31 and June 30 and September 30, 2005
(Unaudited)

	Preferred A	Preferred	Preferred B	Preferred	Common	Common	Additional	Other		Total
	Series	"A"Series	Series	"B"Series	Stock	Stock	Paid In	Receivables	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	or Treasury	Deficit	Equity
								Stock		(Deficit)

Balance at January 1, 2005	527,450	$528	0	$0	68,405,282	$68,406	$21,660,518	$1,000	($20,242,822)	$1,487,629

Issuance of common shares for prior stock split					40,000	40	(40)			0

Issuance of common shares for conversion of preferred shares	(4,700)	(4)			470,000	469	(464)			1

Issuance of common shares for conversion of Barrington stock					1,440	1	(1)			0

Issuance of common shares for services rendered					50,000	50	40,450			40,500

Issuance of common stock based compensation					100,000	100	80,900			81,000

Net loss for the three months ended March 31, 2005									(675,101)	(675,101)

Balance at March 31, 2005 (as adjusted to account for stock splits)	522,750	$524	0	$0	69,066,722	$69,066	$21,781,362	$1,000	($20,917,923)	$934,029

Recinsion of common stock due to non-performance of services					(300,000)	(300)	(419,700)			(420,000)

Recinsion of common stock due to unearned compensation					(50,000)	(50)	(40,450)			(40,500)

Issuance of common shares for conversion of Barrington stock					12,480	12	(12)			0

Issuance of common shares for cash					1,000,000	1,000	199,000			200,000

Net loss for the three months ended June 30, 2005									(5,868)	(5,868)

Balance at June 30, 2005 (as adjusted to account for stock splits)	522,750	$524	0	$0	69,729,202	$69,728	$21,520,199	$1,000	($20,923,791)	$667,661

Issuance of common shares for cash					532,500	533	102,967			103,500

Issuance of common shares for conversion of preferred shares	(300,000)	(300)			30,000,000	30,000	(29,700)			0

Issuance of preferred shares for acquisition of mineral rights					139,534	140	44,860			45,000

Rescission of common stock					(600,000)	(600)	(499,400)			(500,000)

Net income for the three months ended September 30, 2005									8,914	8,914

Balance at September 30, 2005 (as adjusted to account for stock splits)	222,750	$224	0	$0	99,801,236	$99,801	$21,138,926	$1,000	($20,914,877)	$325,074

See Accompanying Notes to the Financial Statements

U.S. Canadian Minerals, Inc.
Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2005 and 2004
(Unaudited)
	3 Months Ended		9 Months Ended
	September 30, 2005	2004 (Restated)	September 30, 2005	2004 (Restated)
Cash Flows from Operating Activities
Net Income (Loss)	$8,914	$(817,561)	$(672,055)	$(3,616,447)

Adjustments to Reconcile Net Income (Loss) to
Net Cash Used by Operating Activities:
Stock Based Compensation	0	0	40,500	305,357
Depreciation	2,806	(777)	7,711	2,367
Stocks and Warrants Issued for Services	0	140,348	(379,500)	6,855,872
Discontinued Operations	0	0	0	1,213,076
Changes in Operating Assets and Liabilities
Increase in Deposits and Prepaids	0	0	(8,000)	(11,550)
Increase in Accounts Payable	16,014	0	327,640	541
Increase (decrease) in Accrued Expenses and Taxes	7,842	35,452	(49,342)	(51,970)
Increase (decrease) in Accrued Interest	10,449	9,471	31,347	(71,786)
Total Adjustments	37,111	184,494	(29,644)	8,241,907
Net Cash Provided by (Used in) Operating Activities	46,025	(633,067)	(701,699)	4,625,460

Cash Flows from Investing Activities:
Additions to Property and Equipment	0	(21,114,269)	(15,788)	(21,114,269)
Additions to Investment Assets	397,693	(3,267,120)	704,413	(5,362,370)
Additions to Shares in Escrow	0	0	(44,630)	0
Valuation of Mineral Rights	0	0	0	(4,694,891)
Loans to Related Parties	146,798	0	(169,611)	(23,000)
Net Cash Provided by (Used in) Investing Activities	544,491	(24,381,389)	474,384	(31,194,530)

Cash Flows from Financing Activities:
Proceeds from the Issuance of Common Shares	103,500	15,000,000	303,499	15,000,000
Proceeds from the Issuance of Preferred Shares	0	140	0	25,045
Increase in Borrowings	93,600	294,569	823,347	1,097,246
Repayment of Borrowings	(830,000)	(337,497)	(1,145,741)	(1,404,705)
Common and Preferred Stock Issued to Acquire Assets	45,000	10,573,120	45,000	13,181,370
Unissued Common Stock Obligation	0	0	0	(312,831)
Purchase of Treasury Stock	0	(66,672)	0	(66,672)
Net Cash Provided by (Used in) Financing Activities	(587,900)	25,463,660	26,105	27,519,453

Net Increase (Decrease) in Cash and Equivalents	2,616	449,204	(201,210)	950,383

Cash and Equivalents - Beginning of Period	(2,616)	501,320	201,210	141

Cash and Equivalents - End of Period	$0	$950,524	$0	$950,524

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0	$0	$0
Cash Paid for Income Taxes	$0	$0	$0	$0

See Accompanying Notes to the Financial Statements

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

BUSINESS OPERATIONS: During the year ended September 30, 2005, the Company commenced the acquisition of interests in mineral rights and underlying mining operations through the issuance of shares for the acquisition of the shares of certain entities and entering into joint venture agreements. Since September 2005, the Company, through its investment in Durangoro, S.A., has been actively involved in the extraction of ore and the processing and sale of gold and other minerals in the province of El Oro, Ecuador. Therefore, the Company is no longer considered to be in the development stage. The acquisitions of mineral rights have been accounted for as acquisitions of tangible property, in accordance with Emerging Issues Task Force (EITF) Issue No. 04-02 for reporting periods beginning after April 29, 2004. Other acquisitions have been accounted for as investments. Certain mineral rights and investments that were acquired

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(CONTINUED)

during 2004 have been determined to have been valued at amounts higher than they should have been, and the corrected acquisition values are reflected in these financial statements. We have no subsidiaries although we have majority ownership of some of our investment assets, as we do not have control of the investment assets.

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(CONTINUED)

e) Loss Per Share
In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutional. At September 30, 2005 the Company’s stock equivalents were anti-dilutional and therefore excluded in the net loss per share computation.

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

Significant Non-cash Operating, Investing and Financing Activities

During the three months ended September 30, 2005 we issued 30,672,034 shares of common stock. We issued 532,500 shares for cash payment of $103,500. We issued 139,534 shares in payment for mineral rights in Manatoba Canada. We issued 30,000,000 shares in conversion of 300,000 shares of preferred stock. We also rescinded a total of 600,000 shares of common stock, these shares were issued in relation to an investment in CMKXTREME.

ii Interest rate risk
The Company is not exposed to significant interest rate risk due to the short term maturity of its monetary current assets and liabilities.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

k) Property and Equipment
The Company has a nominal amount of computer equipment and office furniture at September 30, 2005. The Company accounts for property and equipment at cost. Depreciation for financial reporting is provided over the estimated useful life of the assets by use of the straight line depreciation method, and accelerated methods are used for income tax reporting. Depreciation expense for the three months ended September 30, 2005 and 2004 totaled $2,806 and ($777).

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(CONTINUED)

Property and equipment at September 30, 2005 was as follows:

September 30, 2005
Equipment	$26,967
Office Furniture	8,023
Land Improvements	14,253
Mineral Rights	1,258,250
Less: Accumulated Depreciation	(18,905)
Net Property and Equipment	$1,228,588

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(CONTINUED)

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(CONTINUED)

3. NOTES PAYABLE- CURRENT LIABILITIES TO RELATED PARTIES

As of September 30, 2005, notes payable to related parties are comprised of amounts due to various officers, directors and shareholders to which are unsecured, non-interest bearing, and due on demand, as follows:

	Principal Balance Due at September 30, 2005	Due Date	Interest Rate
Liabilities associated with discontinued operations of Barrington Foods at December 31, 2003	$ 348,927	Past due and unpaid	7%
Rendal Williams, the Company’s former CEO, Chairman & Director	261,735	Credit line; All debt discharged in 2006	7%
Nevada Minerals, Inc., whose sole officer and director is John E. “Ed” Dhonau, majority shareholder of the Company at September 30, 2005	0	June 30 2005	7%
IB 2000, a consultants to the company and owned by John E. “Ed” Dhonau	64,253	April 12, 2005	0% first year; 7% thereafter
MPower, owned by Michael A. Kauffman, former President of Company through January 2, 2004	33,169	Demand Note	7%
Stevenson Management, a consultant and resident agent of the Company	25,000	Demand note	7%
Michael A. Kaufman	693	Past due; unpaid	5 to 10% now at post- judgment rate of 14%
Paul Baker	(2,680)
Accrued interest on loans to related parties	34,133
Total Notes Payable	$765,230
Less: Notes Payable - Discontinued Operations	(348,927)	See Above	See above
Total Notes Payable - Continuing Operations	$416,303

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(CONTINUED)

4. DUE TO RELATED PARTIES - LONG TERM

The Company acquired an interest in Juina on February 23, 2004 for $200,000. At September 30, 2005, the Company owed $500,000 to Juina Mining Corporation, in which the Company owns a majority interest.  This represents an accrual for contingent liabilities pursuant to a funding agreement to assist with potential diamond mining operations in Brazil. Juina was unable to obtain the necessary mineral mining licenses from the government regulatory authorities. The operator, Mr. McFadden, filed suit against the Company for monetary damages, which was settled in full in 2006 with the transfer of all Juina shares owned by the Company. At the date of this report, the Company has no liability remaining to Juina. See Note 10.

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

On November 24, 2006, the Company issued 80,000 of Preferred Stock Series A shares to the Company’s management. See Note 10.

PREFERRED STOCK - SERIES B - The Company is authorized to issue 1,000,000 shares of Series B Preferred stock, at par value of $0.001 with other terms as may be determined prior to their issuance by the Board of Directors. Each Series B preferred share may be converted into two (2) common shares upon approval by the Board of Directors. As of September 30, 2005 and as of the date of this report, the Company has no issued and outstanding shares of this class.

PREFERRED STOCK - SERIES C - The Company is authorized to issue 1,000,000 shares of Series C preferred stock, at par value of $0.001 with other terms as may be determined by the Board of Directors prior to their issuance. As of September 30, 2005 and as of the date of this report, the Company has no issued and outstanding shares of this class.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

Due to the uncertainty of value, liquidity, and the speculative nature of the stock, at September 30, 2005 all free trading shares held by the Company of Langley Park PLC (“LPI”), are valued at $749,413. This reflects an impairment of $604,514 recorded at December 31, 2004. LPI is a mutual fund made up of approximately one dozen small cap public companies and is traded on the AIM London exchange. On March 29, 2005, the Company sold 2,231,503 shares and the amount of proceeds received by the Company on April 1, 2005, net of sales commissions, was $581,228.

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

7. INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through September 30, 2005.

For the period ended September 30, 2005 the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved with a valuation allowance because of uncertainty regarding the realization of future taxable income. The cumulative net operating loss carry-forward is approximately $6,948,000 at September 30,

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(CONTINUED)

2005 and will expire in various amounts through the year 2024. The net operating loss carry forward for income tax purposes differs from the Company’s accumulated losses for financial reporting primarily due to timing differences caused by the issuance of stock-based compensation totaling approximately $13,245,000. Utilization of the net operating loss carryover for income tax purposes may be subject to certain limitations under Section 382 of the Internal Revenue Code.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2005
Deferred tax asset attributable to:
Net operating loss	$7,111,000
Valuation allowance	(7,111,000)
Net deferred tax asset	$-0-

8. COMMITMENTS AND CONTINGENCIES

The Company was obligated under an office lease, which was terminated in mid-2006. This office was located at 4955 S. Durango, Suite 216, Las Vegas, NV 89113. For the years ended September 30, 2005 and 2004, rent expense was $20,706 and $0, respectively. At September 30, 2005 the Company had a rent deposit of $5,227. The terms of the lease are monthly payment of $5,176 through December 31, 2006.

Future minimum lease payments required under such operating leases as of September 30, 2005, are as follows:

2005	$15,528
2006	62,112
$77,640

In 2006, the Company has relocated offices and has significantly reduced its office rent obligations.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

10.  SUBSEQUENT EVENTS

In 2005, the Company owned a majority interest in Durangoro, S.A., Compania Minera with offices located at Circunvalacion Norte, #511, Machala El Oro, Ecuador. Such offices are shared with Santa Fe Mining Company, S.A., an Ecuador company in which we own 80%. Sante Fe owns the mineral processing plant and land known as “Buza”. In 2005, the Company did not have managerial control of Durangoro. A mineral processing plant, known as Durango I, was operated by Durangoro in Ecuador. In 2005, the Company acquired another mineral processing plant known as Durango II.. The Durango I was operational at the time on-site auditing field work was completed in Ecuador in May, 2006. At September 30, 2005, these processing plants were wholly owned, but not controlled, by the Company, and are investments rather than subsidiaries.

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(CONTINUED)

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

U.S. CANADIAN MINERALS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(CONTINUED)

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

Durangoro

The Company owned a majority interest in Durango Oro, S.A., Compania Minera with offices located at Circunvalacion Norte, #511, Machala El Oro, Ecuador. Such offices are shared with Santa Fe Mining Company, S.A., an Ecuador company in which we own 80%. Sante Fe owns the mineral processing plant and land known as “Buza”. In 2005, the Company did not have managerial control of Durango Oro. A mineral processing plant, known as Durango I, was operated by Durango Oro in Ecuador. In 2005, the Company acquired another mineral processing plant known as Durango II. The Durango I was operational at the time on-site auditing field work was completed in Ecuador in May, 2006. At September 30, 2005, these processing plants were wholly owned, but not controlled, by the Company, and are investments rather than subsidiaries.

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

The reserves for which the Company obtained mineral rights through the El Capitan joint venture agreement were "proven or probable" that is, the Company had been provided an outside commercial appraisal of the estimated value of the property "as is" for $5,000,000. The estimated reserves at March 2001 were estimated to yield ground values of approximately $138,000,000 and eventual recovery of $120,000,000 in revenues. These estimates were based on gold (22% of total values), silver (28.4%), lead (15.5%), zinc(25%), as well as copper (4.0%) prices at February 27, 2001. The reserves are purported to have not been depleted since the date of the appraisal. No minerals were produced during the nine months ended September 30, 2005.

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

On July 18, 2004, the Company acquired 5% of all mineral holdings of CMKM Diamonds, Inc. ("CMKM") for 7,500,000 (22,500,000 post-split) shares of common stock of the Company. On the same date, the Company acquired an option to purchase an additional 10% of such mineral holdings. The exercise price of this option was $15,000,000. On July 27, 2004, the Company made its initial exercise pursuant to this option in the amount of $3,000,000 which is equivalent to an additional 2% of such mineral holdings.

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

North Star Diamonds, Inc.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $ 675,055 for the nine months ended September 30, 2005, compared with a net loss of $3,616,447 for the nine months ended September 30, 2004.

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

On September 6, 2005 the Company issued 30,000,000 shares of its common stock for conversion of preferred stock to Nevada Minerals.

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

Date: March 22, 2007

U.S. Canadian Minerals, Inc.
Registrant

By: /s/Adam Jenn
Adam Jenn Chairman of the Board Chief Executive Officer