Form 10KSB
period 2005-12-31
U S CANADIAN MINERALS INC
filed 2008-03-11
CIK 1104194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-25523

U. S. CANADIAN MINERALS, INC.

(Exact name of small business issuer in its charter)

Nevada	33-0843633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8000 W. Spring Mountain Road., Suite 1041 Las Vegas, NV 89117 (Address of principal executive offices)	(702) 357-8722 (Registrant's telephone number)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:	Common Stock, par value $0.001 per share
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Registrant’s revenues for its most recent fiscal year: $NIL

As of December 31, 2007 the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $420,000 based on the closing trade reported on the Pink Sheets. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

On December 31, 2007 the registrant had 2,995,279 shares of Common Stock, (0.001par value per share) issued and outstanding, and  129,849 shares of Series “A” preferred stock, (0.001par value per share); issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Index to Annual Report

U.S. CANADIAN MINERALS, INC.

Index to

Annual Report of Form 10-KSB

For the Period Ended December 31, 2005

Index to Annual Report

PART I

ITEM 1.               DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

We are a development stage company.  During 2004 the Company acquired various mineral rights and mining resource interests in Fort a la Corne, Saskatchewan, Canada; Lincoln County, Nevada; District of Juina, Mato Grosso, Brazil; southwest Ecuador; and the COD mine in Arizona.  Management has realized, since taking over control of the company in January 2006, that the COD mine is by far the best asset that the company owns due to the in ground valuations from the commercial appraisal completed in November 2006. Since then, the Gold Silver Lead Zinc and Copper prices have increased two to three fold. We are looking to attract either a major joint venture partner or a buyer to garner the best value for the company and its shareholders.  See Item 6, Management Discussion and Analysis - Plan of Operations for further information regarding the COD mine.

The Company’s management has determined that during 2004 the fair values of many of its properties listed below at the date of acquisition were substantially less than the Company had originally reported. See Item 6 for a more detailed discussion of the Company’s mining businesses and plan of operation.

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

Employees

At December 31, 2005, the Company had one full-time employee.  None of its employees were represented by a collective bargaining arrangement.  The Company has no employees as of the date of this report.

Index to Annual Report

At December 31, 2005, the Company had 3 consultants and contractors on staff. As of the date of this report, the Company has 2 consultants and contractors on staff.  The Company also looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants. Management plans to use consultants, attorneys and accountants as necessary. The Company’s performance and success is dependent on management’s ability to raise the necessary funds required to develop, create and execute strategies for the Company.

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

ITEM 2.              DESCRIPTION OF PROPERTY.

In 2005 we occupied leased premises at 4955 S. Durango Drive, Suite 216, Las Vegas, Nevada 89113.  In 2006, the Company rented its principal executive and business offices at 5380 Valley View Avenue, Suite F, Las Vegas NV 89118. In 2007, the Company moved from this office and occupies space rented by an officer. In September 2007, the Company moved to 8000 W. Spring Mountain Road, Suite no. 1041, Las Vegas, NV 89117. During 2004 the Company did not own any real property in the United States. The company had investment in other organizations which owned interests in real estate, including mineral and/or mining rights.

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

Index to Annual Report

Pending or Threatened Litigation, Claims and Assessments (excluding unasserted claims and assessments)

Mpower, Inc. v. U.S. Canadian Minerals, Inc. – District Court Case No. A515024

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

James McFadden v. U.S. Canadian Minerals, Inc. - American Arbitration Assoc. No. 79 168 00084 05 MAGE

On or about May 26, 2005, James McFadden filed a demand for Arbitration before the American Arbitration Assoc. pursuant to the March 23, 2004 Agreement entered into between McFadden and U.S. Canadian whereby U.S. Canadian agreed to purchase from McFadden 25 million common shares of Juina Mining Corp. in exchange for: (i) 277,778 shares of common stock of U.S. Canadian; (ii) an option to repurchase the 277,778 U.S. Canadian shares at a price of $4.00 per share for a period of 1 year commencing on April 1, 2004; and (iii) a loan payment by U.S. Canadian to McFadden in the amount of $300,000 on or before April 30, 2004, for which McFadden was to pledge 75,000 of the above shares, post 90-1 conversion, as a security interest for the $300,000 loan. Subsequent of the execution of that March 2004 Agreement, McFadden alleges that U.S. Canadian participated with other Defendants in causing the promised U.S. Canadian shares to be sold illegally into the public market, nor did U.S. Canadian pay McFadden the $300,000 loan/payment. The Company does not admit such claims. The amount claimed in this matter was for $300,000. In 2007, the Company settled this matter without further adjudication by the outright transfer of an ownership interest in Juina Mining Company.

Stephen Issod v. U.S. Canadian Minerals, Inc. et al. - U.S. District Court Case No. CV-S-05-0939-KJDIJUJ

This matter was filed against U.S. Canadian Minerals, Inc. on August 5, 2005 alleging breach of royalty interests and payments due from diamonds mined from a Brazilian diamond mine. Specifically, Plaintiff's claim was for a 6.78% interest in the diamonds mined, and the verified Complaint estimated the diamonds worth over 50 million dollars. The Company did not admit or deny such claims. In 2007, the Company settled this matter without further adjudication by the outright transfer of an ownership interest in Juina.  Upon settlement, the Company retained no ownership interest in Juina Mining Company.

Subsequent Event – Post December 31, 2005

Subsequent to December 31, 2005, the issues discussed above regarding McFadden and Issod were satisfactorily settled. On Nov. 2, 2006 the Company agreed to the transfer of 471,000 shares of Juina Mining Company (post 350:1 rollback). At the time of the settlement Juina shares were trading on the Pink Sheets. The average volume of trading and average price per share in Juina commons shares in the month of October is considered undeterminable due to the fluctuation in the trading activity.  During that month, the high price per share was $4.00 and the low price per share was $1.30.  The high trading volume was 1000 shares and the low trading volume was zero shares.  In 2007, the Company effectuated the terms of the settlement agreement as the stock transfer to McFadden and Issod is complete.

Index to Annual Report

ITEM 4.                 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's stock was quoted on the pink sheets under the stock symbol USCA and is now trading under the stock symbol USCN.

The following table sets forth the high and low bid prices of the Company's common stock for each quarter shown, as provided by the NASDAQ Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL 2003	HIGH	LOW
Quarter Ended March 31, 2003	$0.160	$0.050
Quarter Ended June 30, 2003	$0.110	$0.045
Quarter Ended September 30, 2003	$0.500	$0.005
Quarter Ended December 31, 2003	$0.035	$0.010

FISCAL 2004	HIGH	LOW
Quarter Ended March 31, 2004	$2.30	$0.01
Quarter Ended June 30, 2004	$7.05	$1.35
Quarter Ended September 30, 2004	$7.35	$2.55
Quarter Ended December 31, 2004	$18.75	$1.85

FISCAL 2005	HIGH	LOW
Quarter Ended March 31, 2005	$2.70	$0.65
Quarter Ended June 30, 2005	$1.09	$0.39
Quarter Ended September 30, 2005	$0.65	$0.32
Quarter Ended December 31, 2005	$0.53	$0.20

At December 31, 2005, the company had 101,753,270 common shares issued and outstanding, and 222,750 preferred series “A” shares issued and outstanding. The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The company intends to reinvest its earnings, if any are achieved, in the continued development and operations of its business. Any payment of dividends would depend upon the company’s patterns of growth, profitability, financial conditions, and such other factors as the Board of Directors may deem relevant.

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a)

Index to Annual Report

contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2005, we had approximately 5,600 holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans in place.

Index to Annual Report

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Shares issued in 2005 were exempt from registration under Section 4(2) of the Securities Act as transactions not involving a public offering.

PREFERRED STOCK - SERIES A

The Company is authorized to issue 1,000,000 shares of its $0.001 par value Series A, B and C preferred stock.

No issuance of preferred stock in 2005.

Subsequent to December 31, 2005, on November 24, 2006 the Company issued 80,000 of Preferred “A” shares of its shares for services rendered by the Company’s management.

COMMON STOCK

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock.

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

Index to Annual Report

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

Subsequent to December 31, 2005:

On January 12, 2006 the Company issued 500,000 shares of its common stock for cash investment. As discussed above, this stockholder also received a warrant to redeem such shares.

On January 27, 2006 the Company issued 320,000 shares of its common stock for cash investment.

On April 1, 2006 the Company agreed to issue 2,000,000 of its shares for services.

On July 11, 2007 the Company issued 36,432,758 common shares for services provided by its Chief Financial Officer and Director.

On July 11, 2007, the Company issued 36,432,758 common shares for services provided by its CEO, President and Director.

On October 9, 2007 the Company completed a 50 to 1 reverse split of its common shares. This reduced the issued and outstanding common shares of the company from 147,263,982 to 2,945,279. The amount of preferred shares were not subject to a reverse split.

In November, 2007 the Company issued 50,000 common shares for the conversion of 500 shares of preferred stock Series A to Tormi Jogeda, a non-affiliate of the Company.

Index to Annual Report

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

Plan of Operation

(i) GENERAL

COD Mine

On May 11, 2004, the Company entered into a joint venture agreement with El Capitan Precious Metals Inc. to acquire 100% ownership of the COD mine and claims located in Kingman Arizona. The Company was required to contribute 720,000 shares of its common stock to acquire the mine. This joint venture agreement entitled El Capitan Precious Metals Inc to receive 20%.

Management have realized since taking over control of the company in Jan 2006 that the COD mine is by far the best asset that the company owns due to the in ground valuations from the commercial appraisal completed in November 2006. Since then, the Gold Silver Lead Zinc and Copper prices have increased two to three fold. We are looking to attract either a major joint venture partner or a buyer to garner the best value for the company and its shareholders.

In November 2006 the Company was provided an outside commercial appraisal of COD mine valuing it at $6,800,000. The reserves in the November 2006 appraisal were estimated to yield in ground values of approximately $229,000,000 and eventual recovery of $187,000,000 in revenues, these reserves are broken down between Proven Probable and Possible. The estimated reserves at March 2008 metal prices were estimated to yield in ground values of approximately $615,549,550 and eventual recovery of $502,653,940 in revenues. These estimates were based on gold (22% of total values), silver (28.4%), lead (15.5%), zinc (25.0%), as well as copper (4.0%) prices at March 3, 2008. The reserves are purported to have not been depleted since the date of appraisal. No minerals were produced during the twelve months ended December 31, 2005.

Juina Mining Corporation

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

Index to Annual Report

At present, there are no operations being conducted by JMML because, among other considerations, the required permits have not been issued by the relevant governmental agencies. Permits for mining were never obtained and plans for mining have been abandoned. Moreover, JMML is controlled by Diagem, which has publicly disclosed that it considers JMML to be inactive.  Subsequent to 2005, the Company transferred its remaining interest in Juina Mining Corporation as previously described in the litigation section of this report.

On July 28, 2004, the Company entered into an asset purchase agreement with Juina Mining Corporation to purchase its entire investment in Yellow River Mining, S.A. in exchange for 50,000 shares of the Company's common stock.  During the period July 28, 2004 through 2005, the Company commenced construction of the processing plant and facilities located at the Yellow River site.  The Company made a significant investment in such construction. Subsequently, the Yellow River Mining Company, S.A. was transferred to our company.  We held a majority interest in this investment, but did not control this investment.  It was later sold to Nevada Minerals, a related party and affiliate, for $800,000, as discussed previously. At December 31, 2005, the value of our remaining interest in Juina is reported at its cost of $151,000.  At the date of our disposition of our interest in Juina in September 2006, the value of our interest in Juina is recorded at the lesser of cost or fair market value and is $151,000.

Durangoro

The Company owned a majority interest in Durango Oro, S.A., Compania Minera with offices located at Circunvalacion Norte, #511, Machala El Oro, Ecuador.  Such offices are shared with Santa Fe Mining Company, S.A., an Ecuador company in which we own 80%. Sante Fe owns the mineral processing plant and land known as “Buza”.  In 2005, the Company did not have managerial control of Durango Oro.  A mineral processing plant, known as Durango I, was operated by Durango Oro in Ecuador.  In 2005, the Company acquired another mineral processing plant known as Durango II.  The Durango I was operational at the time on-site auditing field work was completed in Ecuador in May, 2006. At Sept. 30, 2005, these processing plants were wholly owned, but not controlled, by the Company, and are investments rather than subsidiaries.  Subsequent to 2005, the Company closed its processing plant and eventually sold our interest in June, 2007.

Yellow River Mining

In April 2005, the Company entered into an agreement to sell its interest in the Yellow River Mining Company, S.A.  The Company closed on its sale of its 80% interest in Yellow River Mining Company., S.A., an Ecuador corporation.  Such property was previously owned by Juina Mining Corporation, in which the Company owned a majority interest.  The cost basis of the Company’s interest in the Yellow River Mining Company, S.A. is $151,000. Nevada Minerals, a related party and controlling shareholder, paid the Company $800,000, which included the assumption of debt owed by the Company to the buyer.  In addition, the Company (through the Durango Oro, S.A. company) retained the processing plant and land located at Durango I.  At closing, Nevada Minerals Inc. paid various obligations of Yellow River Mining Company, including bank fees, unpaid salaries and bonuses to its Ecuadorian employees and managers, and financial obligations for processing plant equipment.  In 2005 the Company received no net proceeds from the sale of such property and the Company no longer has any financial interest in the Yellow River Mining Company, S.A.  By September 2005, the Company began operations of the Durango I processing plant and incurred its own costs associated with such operations.  At that time, the buyer of its extracted gold and tailings containing gold and other minerals was the Yellow River Mining Company, which continued to process the tailings in order to extract the remaining minerals.  By 2006 the Durango I processing plant was selling its gold, tailings and other minerals to other individuals and companies. Subsequently, the Company ceased operating its Durango processing plant and such asset was sold in June, 2007.

Index to Annual Report

Nevada Minerals

On July 19, 2004, the Company entered into an agreement with Nevada Minerals, a related party and affiliate of the Company, to purchase an additional 20% interest in 500,000 acres of Canadian property, which was subject to a joint venture between the two entities. The property is located in Fort a la Corne, Saskatchewan, Canada.  Subsequently management has determined that these mineral rights were impaired, and that the interest should be valued based on the cost basis of the acquisition of such property rights by Nevada Minerals, which was $127,000.

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

Santa Fe Mining, S.A.

In 2005 the company formed an Ecuadorian subsidiary, Santa Fe Mining, S.A. of which the company is 80% owner. Santa Fe Mining, S.A. has a flotation processing plant in Buza, El Oro, Ecuador. The plant remained in construction throughout 2005. To date the plant has not been operational. The plant has 3 flotation tanks, a semi autogenous ball mill, hopper and conveyor system and is capable of processing up to 50 tons per day of ore, once additional capital equipment has been installed. The plant has approximately one hectare of land and a residential house on the property. The property is surrounded by a concrete wall and metal fencing. The plant has 24 hour security onsite. The company did not complete construction of the processing plant, and subsequently disposed of the facility in 2007.

Ecuador Mineral Rights

On April 8, 2005 the Company acquired mineral rights to 5,616 hectares of land in Ecuador for $11,000 cash and 200 shares of restricted stock. The property is located near the Yellow River and Santa Fe processing plants. The property has a number of existing mineshafts on the land from which gold bearing ore has been previously produced. These mineral rights were subsequently lost in 2006 due to failure to pay taxes.

Index to Annual Report

North Star Diamonds, Inc.

On August 30, 2005, the Company entered into a material agreement to acquire a royalty interest by issuing restricted stock to North Star Diamonds, Inc. for a joint drilling program.  Subsequently the Company was unable to raise sufficient capital and the Company abandoned its plans to proceed with this project.

(ii) RESULTS OF OPERATIONS

In 2005 the Company was engaged in development stage activities. The Company continued to invest in the mining operations and activities described above, which included an operating processing plant and mine within the Durango Oro S.A. / Yellow River Mining Company S.A. properties.  The Company had revenues of $-0-.  For the year ended December 31, 2005, the company incurred a loss in the amount of $990,715 compared to a net loss of $5,226,338 in the previous year. Most of the expenses incurred both years were for office and administrative and consulting fees provided to the Company for the purpose of increasing the Company’s business presence and efforts to develop, and later in 2005 to implement, its business plan. For the 2005 fiscal year, the Company expended $87,122 for office, travel and entertainment, and administration costs.  We also paid $340,451 in professional fees, which included $278,587 in legal fees.  We also paid $144,766 in stock-based compensation to independent consultants, and $120,000 in stock-based compensation to related party consultants who were not officers or directors of the company. In addition, we paid $161,268  in stock based compensation to our officers and directors. During the year the Company leased space in Las Vegas, Nevada for its head office, incurring rent of $51,046 (which is included in the $87,122 figure listed above). The costs were financed by credit on a short-term basis (accounts payable) and loans payable from related parties.

Liquidity and Capital Resources

The Company has had to rely on funds received from financing activities and related party transactions. During the year ended December 31, 2005, cash received from the sale of our stock was $921,301 and we borrowed $75,000 but repaid $140,936 in other loans.  Thus we had a net decrease in loans of $65,936. We also rescinded previously issued common stock from a related party in an amount of $879,500.

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

The Company has earned no significant revenue or profits to date, and even though mining operations began during 2004 and continued in 2005 the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss $990,715 for the year ended December 31, 2005, as compared to a net loss of $5,226,338 for 2004. From the date of inception February 4, 1999, to December 31, 2005, the Company incurred a net loss of $6,217,053.  Most labor and services have been compensated with issuances of stock or cash payment has been deferred and remained unpaid at December 31, 2005.

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2005, the Company had a working capital deficit of $1,425,436 compared to a working capital deficit of $1,449,273 as December 31, 2004.

Index to Annual Report

For the most recent fiscal year, 2005, the Company incurred a loss in the amount of $990,715 and $5,226,338 for 2004. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.  In 2007, upon the sale of its interest in the SantefeMining Company, S.A. the company abandoned its business plan as to the conduct of mining interests in Ecuador.  The Company is concentrating its efforts in potential mining activities in Chile and at the COD Mine location in Kingman, Arizona.

During the period from February 4, 1999 (date of inception) through December 31, 2005, the Company has incurred an accumulated net loss of $20,242,822 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

As shown in the accompanying financial statements, the Company had revenue of $NIL from operations in 2005.  Revenues were reported within the Durango Oro, S.A. and Yellow River Mining Company S.A. operations in which we maintained an investment.  However, the revenues were completely offset by expenses and the value of our investments continued to be impaired from 2004 to 2005.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company has entered into several agreements and material transactions subsequent to December 31, 2005, through the date of the independent auditor's report.

The Company’s new management has had to determine which unfinished projects were worth finishing and which might have exposed the company to unknown liability. Management has re-assessed the operating activities for 2004 and has adjusted the fair values at date of acquisition of certain assets down as it believes the asset values were less at the acquisition date than originally reported.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing past due required documents for 2005 to 2007 and has also negotiated settlements on pending lawsuits.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of December 31, 2005, the company was authorized to issue shares of common stock. In 2005 the authorized common stock in the company was increased to 200 million shares.

Index to Annual Report

Going Concern

As of the date of this report, we may require additional capital for our operational activities and our ability to raise capital through future issuances of common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for us to continue operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern as of the date of this report. The audited financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Revenue recognition.  The Company has no revenue in 2005.  The Company received consulting fees of $108,000 in 2004.

Receivables.  In 2005 and 2004, the Company had no accounts receivable.

Inventory.  In 2005 and 2004, the Company had no inventory

Stock-based compensation - The Company accounts for its stock options under SFAS 123(R).

In order to determine compensation on options issued to consultants, and employees’ options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. The Company also considers whether the requisite service has been rendered when recognizing compensation costs. The Company does not consider market conditions to be vesting conditions and an award is not deemed to be forfeited solely because a market condition is not satisfied.

Index to Annual Report

Recently Issued Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In March 2006, the FASB issued FAS 156 (SFAS No. 156), Accounting for Servicing of financial Assets - an amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 30, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 30, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

Index to Annual Report

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion (“APB”) Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143. This interpretation clarifies the timing for recording certain asset retirement obligations required by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of FIN No. 47 are effective for years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

Index to Annual Report

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective for the fiscal year beginning on October 1, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

Index to Annual Report

ITEM 7.                  FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited Financial Statements:

F-1	Independent Auditor’s Report for 2005 of Ronald Serota, CPA, P.C.

F-2	Independent Auditor’s Report for 2004 of Ronald N. Silberstein, CPA, P.L.L.C.

F-3 & F-4	Statement of Balance Sheets as of December 31, 2005 and 2004

F-5	Statements of Operations For the Years Ended December 31, 2005 and 2004

F-6	Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005 and 2004

F-7	Statements of Cash Flows for the Years Ended December 31, 2005 and 2004

F-8 to F-13	Notes to Financial Statements

Index to Annual Report

Ronald N. Serota, CPA, P.C. PCAOB Registered CPA Firm www.ronaldserota.com
Frankfurt Office: Attn: Mr. Serota Inheidenerstrasse 69, 14th Floor 60385 Frankfurt, Germany (Europe): 702.232.0504	2620 Regatta Drive, Suite 102 Las Vegas, Nevada 89128 702.869.0099 - Telephone 702.446.6071 - Facsimile	Zurich Office: Zollikerstrasse 27 CH 8032 Zurich, Switzerland (Europe): 702.232.0504

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS OF
U.S. CANADIAN MINERALS, INC.
LAS VEGAS, NEVADA

We have audited the accompanying balance sheet of U.S. Canadian Minerals, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of U.S. Canadian Minerals, Inc. as of or for the year ended December 31, 2004. Such financial statements were audited by another auditor, Maddox, Ungar and Silberstein PLLC (previously, Ronald N. Silberstein, CPA, PLLC), whose report has been furnished to us.

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

In our opinion, based on our audit and the report of the prior auditor, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Canadian Minerals, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Ronald Serota
Ronald Serota CPA, P.C.
Las Vegas, Nevada
January 8, 2008

Index to Annual Report

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

/s/  Ronald N. Siberstein
Ronald N. Silberstein, CPA, PLLC
Farmington Hills, Michigan
June 23, 2006

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2005	2004

CURRENT ASSETS

Cash	$6,825	$201,210

Total Current Assets	6,825	201,210

FIXED ASSETS, net	27,532	22,261

OTHER ASSETS

Deposits	5,227	5,227
Investments	857,380	1,517,163
Mineral properties	1,258,250	1,747,250
Notes receivable - related party	401,261	145,000

Total Other Assets	2,522,118	3,414,640

TOTAL ASSETS	$2,556,475	$3,638,111

The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	December 31,
	2005	2004
CURRENT LIABILITIES

Accounts payable and accrued expenses	$386,902	$161,188
Due to related parties	240,016	380,952
Net liabilities of discontinued operations	597,317	975,317
Due to unrelated parties	208,026	133,026

Total Current Liabilities	1,432,261	1,650,483

LONG TERM LIABILITIES

Due to related parties - long term	500,000	500,000

Total Liabilities	1,932,261	2,150,483

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 225,750 and 527,450 shares
issued and outstanding,respectively	226	527
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 99,801,236 and 68,405,282
shares issued and outstanding,respectively	102,581	68,405
Treasury stock	1,000	1,000
Additional paid-in capital	21,753,944	21,660,518
Accumulated deficit	(21,233,537)	(20,242,822)

Total Stockholders' Equity (Deficit)	624,214	1,487,628

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,556,475	$3,638,111

The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on January 1,
	For the Year Ended		2004 Through
	December 31,		December 31,
	2005	2004	2005

REVENUES	$-	$108,000	$108,000
COST OF REVENUES	-	-	-
GROSS MARGIN	-	108,000	108,000

OPERATING EXPENSES

General and administrative	900,808	5,307,285	6,208,093

Total Operating Expenses	900,808	5,307,285	6,208,093

INCOME (LOSS) FROM OPERATIONS	(900,808)	(5,199,285)	(6,100,093)

OTHER INCOME AND (EXPENSE)

Interest expense	(131,796)	(83,119)	(214,915)
Gain on sale of assets	41,889	-	41,889

Total Other Income (Expense)	(89,907)	(83,119)	(173,026)

LOSS FROM CONTINUING OPERATIONS	(990,715)	(5,282,404)	(6,273,119)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	56,066	56,066

NET LOSS	$(990,715)	$(5,226,338)	$(6,217,053)

BASIC LOSS PER SHARE
Continuing Operations	$(0.01)	$(0.16)
Discontinued Operations	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	84,103,259	32,532,920

The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2004	477,500	$477	1,335,448	$1,336	$13,808,025	$-	$(15,016,484)	$(1,206,646)

Issuance of preferred shares
for services	114,000	114	-	-	57,342	-	-	57,456

Issuance of common shares
for services	-	-	2,838,811	2,839	1,581,658	-	-	1,584,497

Issuance of common shares for
conversion of preferred shares	(254,050)	(254)	12,985,000	12,985	(5,182)	-	-	7,549

Cancellation of shares	(140,000)	(140)	(94,500)	(95)	235	-	-	-

Issuance of preferred stock
for acquisition of mineral rights	330,000	330	-	-	(156,746)	-	-	(156,416)

Fractional shares issued	-	-	555	-	1,038	-	-	1,038

Issuance of common stock for cash	-	-	9,277,508	9,277	3,274,424	-	-	3,283,701

Issuance of common shares
for acquisition of mineral rights	-	-	42,062,460	42,063	3,099,724	1,000	-	3,142,787

Netloss for the year ended
through December 31, 2004	-	-	-	-	-	-	(5,226,338)	(5,226,338)

Balance, December 31, 2004	527,450	527	68,405,282	68,405	21,660,518	1,000	(20,242,822)	1,487,628

Fractional shares issued	-	-	53,920	53	(53)	-	-	-

Issuance of common shares for
conversion of preferred shares	(301,700)	(301)	30,470,000	30,470	(30,169)	-	-	-

Recission of common stock	-	-	(850,000)	(850)	(878,650)	-	-	(879,500)

Issuance of common stock
for services	-	-	50,000	50	40,450	-	-	40,500

Issuance of common stock for cash	-	-	4,312,534	4,313	916,988	-	-	921,301

Issuance of common shares
for acquisition of mineral rights	-	-	139,534	140	44,860	-	-	45,000

Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	(990,715)	(990,715)

Balance, December 31, 2005	225,750	$226	102,581,270	$102,581	$21,753,944	$1,000	$(21,233,537)	$624,214

The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on January 1,
	For the Years Ended		2004 Through
	December 31,		December 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(990,715)	$(5,226,338)	$(6,217,053)
Discontinued operations	(378,000)	(293,825)	(671,825)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	10,517	4,459	14,976
Stock issued for services	40,500	960,132	1,000,632
Stock based compensation	-	531,781	531,781
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	(5,227)	(5,227)
Increase (decrease) in accounts payable
and accrued expenses	225,714	161,186	386,900

Net Cash Used by
Operating Activities	(1,091,984)	(3,867,832)	(4,959,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Additons to property and equipment	(15,788)	(1,769,511)	(1,785,299)
Loans made	(256,261)	(658,978)	(915,239)
Proceeds from mineral properties	489,000	-	489,000
Proceeds from investments	704,783	-	704,783
Additions to investments	-	(1,517,163)	(1,517,163)

Net Cash Used by Investing Activities	921,734	(3,945,652)	(3,023,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	75,000	1,589,947	1,664,947
Repayment of loans	(140,936)	-	(140,936)
Recission of common stock	(879,500)	-	(879,500)
Proceeds from common stock and preferred stock	921,301	6,424,747	7,346,048

Net Cash Provided by
Financing Activities	(24,135)	8,014,694	7,990,559

NET DECREASE IN CASH	(194,385)	201,210	6,825
CASH AT BEGINNING OF PERIOD	201,210	-	-

CASH AT END OF PERIOD	$6,825	$201,210	$6,825

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$45,000	$-	$45,000

The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES

a.   Business and Organization

As to the comparison of information from 2004 to 2005, certain categories of financial statement accounts have been reorganized in order to more clearly reflect the company’s on-going financial reporting.  By doing so, certain financial statement categories previously presented in the 2004 audited financial statements are now reclassified into other categories and now compared with similar accounts for 2005.  Thus, a line by line comparison may be difficult when reading the  previously published financial statements and those presented within the year 2004 column appearing in these financial statements.  No restatement of the 2004 financial statements is required as a result of these minor reclassifications.

ORGANIZATION: U.S. Canadian Minerals, Inc. (hereinafter referred to as the "Company") is a development stage company in accordance with Statement of Financial Accounting Standards No. 7. Until December 31, 2003, its main focus was on the manufacture and distribution of food products, and it was known as Barrington Foods International, Inc. (“BFI”).  On January 2, 2004, the Company changed its name to U.S. Canadian Minerals, Inc. and changed its business focus to the mining industry and acquiring existing mining business operations and assets.

HISTORY: Barrington Foods International, Inc., formerly E-Bait, Inc, ("E-Bait") was incorporated in the State of California in February 1999. In August 2001, E-Bait consummated an acquisition and merger agreement (the "Agreement") to acquire all 200,000 shares of outstanding capital stock of BFI, a Nevada corporation, in exchange for 1,772,015 shares of E-Bait's common stock and a note payable of $700,000 (the "Transaction"). Accordingly, the stockholders of BFI received an additional 1,552,015 shares of E-Bait's common stock and converted the existing 200,000 shares of BFI's common stock into E-Bait common stock. Prior to the Transaction, E-Bait was a public company with nominal operations, assets, and no liabilities; and BFI was an operational privately held company. Net loss from development activities from December 8, 2000 (the date of Inception for BFI) through December 31, 2003 are reflected in the financial statements as discontinued operations.

CAPITAL CHANGES: In December 2003, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-100 reverse stock split. Effective January 20, 2004 the Company’s Board of Directors adopted a resolution whereby it approved a 1-for-125 reverse stock split. Accordingly, the accompanying financial statements have been retroactively restated to reflect the stock splits as if such stock splits occurred as of the Company's date of inception. Effective October 25, 2004 the Company’s Board of Directors adopted a resolution whereby it approved a 3-for-1 forward stock split of the Company’s common shares and Preferred Series A shares. The

Company issued no Preferred “A” shares in 2005. In 2005, 301,700 Preferred Shares were converted into 30,470,000 common shares. Of this amount, 30,000,000 was issued to Nevada Minerals, Inc.  The Company also issued 4,312,534 common shares for cash and rescinded 850,000 common shares. Subsequent to December 31, 2005, on November 24, 2006 the Company issued 80,000 of Preferred “A” shares of its shares for services rendered by the Company’s management.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
December 31, 2005 and 2004

BUSINESS OPERATIONS: During the year ended December 31, 2004, the Company commenced the acquisition of interests in mineral rights and underlying mining operations through the issuance of shares for the acquisition of the shares of certain entities and entering into joint venture agreements. Since September 2005, the Company, through its investment in Durangoro, S.A., has been actively involved in the extraction of ore and the processing and sale of gold and other minerals in the province of El Oro, Ecuador. Such operations ceased in 2006. The acquisitions of mineral rights have been accounted for as acquisitions of tangible property, in accordance with Emerging Issues Task Force (EITF) Issue No. 04-02 for reporting periods beginning after April 29, 2004. Other acquisitions have been accounted for as investments.

b.   Revenue Recognition
Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collection is reasonably assured.

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES (Continued)

c.   Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 years.  Depreciation is computed using the straight-line method when the assets are placed in service.

d.   Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

e.   Basic Loss per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2005 and 2004.

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Loss (numerator)	$(990,715)	$(5,226,338)
Shares (denominator)	84,103,259	32,532,920
Per share amount	$(0.01)	$(0.16)

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
December 31, 2005 and 2004

f. Use of Estimates

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

g.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company incurred no advertising expense during 2005 and 2004.

h.  Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 31, 2005, the Company’s bank deposits did not exceed the insured amounts.

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES (Continued)

i.  Income Taxes

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through December 31, 2004.

For the period ended December 31, 2004 the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved with a valuation allowance because of uncertainty regarding the realization of future taxable income.  The cumulative net operating loss carry-forward is approximately $7,947,715 at December 31, 2005 and $6,957,000 at December 31, 2004 and will expire in various amounts through the year 2025.  The net operating loss carry forward for income tax purposes differs from the Company’s accumulated losses for financial reporting primarily due to timing differences caused by the issuance of stock-based compensation totaling approximately $13,245,000.  Utilization of the net operating loss carryover for income tax purposes may be subject to certain limitations under Section 382 of the Internal Revenue Code.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
December 31, 2005 and 2004

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2005	2004
Deferred tax asset attributable to:
Net operating loss	$7,218,843	$6,883,000
Valuation allowance	(7,218,843)	(6,883,000)
Net deferred tax asset	$-0-	$-0-

j. Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying  amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

k. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
December 31, 2005 and 2004

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

l. Foreign Currency Translation

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
December 31, 2005 and 2004

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company acquired an interest in Juina on February 23, 2004 for $200,000.  At December 31, 2004, the Company owed $500,000 to Juina Mining Corporation, in which the Company owns a majority interest.  This represents an accrual for contingent liabilities pursuant to a funding agreement to assist with potential diamond mining operations in Brazil. Juina was unable to obtain the necessary mineral mining licenses from the government regulatory authorities.  The operator, Mr. McFadden, filed suit against the Company for monetary damages, which was settled in full in 2006 with the transfer of certain Juina shares owned by the Company.  Upon settlement of this and a separate case filed by Stephen Issod against U.S. Canadian Minerals, Inc., the company fully transferred all Juina shares owned by the Company.

The Company has various notes payable to related parties. The notes are due upon demand, unsecured and bear interest at 5-10%. The Company owes $240,016 and $380,952 for such notes payable as of December 31, 2005 and 2004, respectively.

NOTE 3 – NOTES PAYABLE

The Company has various notes payable to unrelated parties. The notes are unsecured, bear interest at 7% and are in default. The Company owes $208,026 and $133,026 for such notes payable as of December 31, 2005 and 2004, respectively.

Index to Annual Report

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

Effective, October, 2007 the Board of Directors of the Company engaged Ronald Serota CPA, P.C., as our new independent auditor.  The Company did not consult with Ronald Serota CPA P.C. during the fiscal years ended 2005 or during the subsequent interim reporting periods from the last fiscal year ended of December 30, 2004, through and including December 31, 2005, on the application of accounting principles, the type of opinion the former auditor Ronald Silberstein might issue on our financial statements or with respect to any disagreements with or reportable event in connection with the performance of services by Ronald Silberstein or Kyle Tingle, the Company’s former independent auditor.

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

Index to Annual Report

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

Ronald N. Serota CPA, P.C. our independent registered public accounting firm, has advised our management and the board of directors it had identified the following material weaknesses in our internal controls:

A material weakness existed as of December 31, 2005, with regard to insufficient personnel in the accounting and financial reporting function due to the size of our Company which prevented our ability to employ sufficient resources to have adequate segregation of duties within the internal control system.  This material weakness affects management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

In addition, a material weakness existed as of December 31, 2005, in controls over closing procedures due to a number of adjustments made at the end of the year period.  There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures, including the (a) accounting and reporting of capital transactions and (b) the valuation of certain assets.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Index to Annual Report

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

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of December 31, 2005.   The directors serve for a term of one year or until the next annual meeting of the shareholders.  Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Rendal Williams	54	Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Rendal Williams.  Mr. Williams is an experienced senior management professional in the food and beverage industry. He has over 18 years experience in marketing, sales, and executive management positions.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders, until they resign or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There is a family relationship between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not

Index to Annual Report

subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees

We currently do not have an audit committee, compensation committee, nominating committee, executive committee, Stock Plan Committee, or any other committees.  There has been no need to delegate functions to these committees due to the fact that our operations are at a very early stage to justify the effort and expense of creating and maintaining these committees.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2005, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2005 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Significant Employees

We do not have any significant employees other than our officers and directors.

Index to Annual Report

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Rendal Williams CEO, CFO, and Director	4	Not determinable	4

Code of Ethics

We have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

ITEM 10.            EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons in total annual salary and bonus, for all services rendered in all capacities to the company, for the fiscal years ended December 31, 2005 and 2004:

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rendal Williams CEO, CFO and Director	2005 2004	180,000 180,000	- -	- -	- -	- -	- -	- -	180,000 180,000

1) The employment agreement with Rendal Williams entitles him to additional compensation of 1% of the issued and outstanding shares of the company if the gross revenue exceeds $10,000,000 for the year ending December 31, 2005.  As the Company received revenues of less than $7,000 this bonus was not achieved.

Index to Annual Report

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 2005 to our executive officers and directors.  There were a total of 0 stock options outstanding as at September 30, 2006.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2005, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 99,801,236 shares of common stock issued and outstanding and 225,750 shares of Preferred A stock issued and outstanding on December 31, 2005.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	Rendal Williams 4955 South Durango Drive Suite 216 Las Vegas, NV 89113	12,097,719 *	11.89%
Total of All Directors and Executive Officers:		12,097,719 shares	11.89%

More Than 5% Beneficial Owners:
Common	John E. Dhonau and Nevada Minerals, Inc. 4955 South Durango Drive Suite 218 Las Vegas, NV 89113	49,986,213 shares **	49.12%
Total of More Than 5% Beneficial Owners:		49,986,213 shares	49.12%

Index to Annual Report

*   Included within Mr. Rendal Williams 12,097,719 shares computed on a fully diluted basis were 11,400,000 unissued common shares that could have been issued based on a conversion of Mr. Williams’ preferred stock holdings.  Mr. Williams held 697,719 common shares.

** Included within Mr. Dhonau’s 49,986,213 shares computed on a fully diluted basis were 30,000,000 unissued common shares that could have been issued based on a conversion of Mr. Dhonau’s preferred stock holdings.  Mr. Dhonau held 19,986,213 common shares.

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

PART IV

ITEM 13.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8K

On February 7, 2005 the Company filed a Form 8-K to report that Marti A. Hansen joined the Company as Chief Financial Officer.

On March 1, 2005, the Company filed a Form 8-K to report the resignation of the Company’s certifying accountant Child, Sullivan & Company and the engagement of Kyle L. Tingle, CPA, LLC.

Index to Annual Report

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

Index to Annual Report

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

On May 4, 2006 the Company filed a Form 8-K to report the resignation of Rendal Williams as CEO, Director and Chairman of the Board.

On February 5, 2007, the Company filed a Form 8-K to report the cancellation of 39,626,500 shares of stock and also to report that the Company has obtained an option on 1200 hectares of mining claims in the Xth region of Chile.

On May 25, 2007 the Company filed a Form 8-K to report the resignation of Ronald N. Silberstein as the Company’s independent auditor.

On October 9, 2007 the Company filed a Form 8-K to announced today a 50 to 1 reverse split of its' common shares.

On October 23, 2007, the Company filed a Form 8-K to announce the engagement of Ronald Serota CPA, P.C., a Nevada PCAOB registered CPA firm, as its principal accountants and also to announce that on Oct. 23, 2007 the company had disposed of 80% of its interests in Santa Fe Mining S.A.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

* Audit Fees paid to the Company’s prior auditors, Beckstead and Watts, CPA’s

** Audit Fees paid to the Company’s auditor, Ronald N. Silberstein, CPA, PLLC

*** Audit Fees paid to the Company’s auditor, Ronald Serota, CPA, P.C.

Calendar Year-end	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2003	$63,000 *	-0-	-0-	-0-
2004	$56,000 **	-0-	-0-	-0-
2005	$38,000 ***	-0-	-0-	-0-

Index to Annual Report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CANADIAN MINERALS, INC.

By: /s/ Adam Jenn	Date: March 10, 2008
Adam Jenn
President, CEO, Director

Index to Annual Report