Form 10KSB
period 2006-12-31
U S CANADIAN MINERALS INC
filed 2008-04-03
CIK 1104194

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
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

For the Period Ended December 31, 2006

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

Employees

At December 31, 2006, The Company has no employees as of the date of this report.

Index to Annual Report

At December 31, 2006, the Company had 3 consultants and contractors on staff. As of the date of this report, the Company has 2 consultants and contractors on staff.  The Company also looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants. Management plans to use consultants, attorneys and accountants as necessary. The Company’s performance and success is dependent on management’s ability to raise the necessary funds required to develop, create and execute strategies for the Company.

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

ITEM 4.                 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's stock was quoted on the pink sheets under the stock symbol USCN and is now trading under the stock symbol USCN.

The following table sets forth the high and low bid prices of the Company's common stock for each quarter shown, as provided by the NASDAQ Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL 2004	HIGH	LOW
Quarter Ended March 31, 2004	$2.30	$0.01
Quarter Ended June 30, 2004	$7.05	$1.35
Quarter Ended September 30, 2004	$7.35	$2.55
Quarter Ended December 31, 2004	$18.75	$1.85

FISCAL 2005	HIGH	LOW
Quarter Ended March 31, 2005	$2.70	$0.65
Quarter Ended June 30, 2005	$1.09	$0.39
Quarter Ended September 30, 2005	$0.65	$0.32
Quarter Ended December 31, 2005	$0.53	$0.20

FISCAL 2006
Quarter Ended March 31, 2006	$0.26	$0.05
Quarter Ended June 30, 2006	$0.16	$0.07
Quarter Ended September 30, 2006	$0.12	$0.02
Quarter Ended December 31, 2006	$0.15	$0.001

At December 31, 2006, the company had 106,898,937 common shares issued and outstanding, and 104,235 preferred series “A” shares issued and outstanding. The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The company intends to reinvest its earnings, if any are achieved, in the continued development and operations of its business. Any payment of dividends would depend upon the company’s patterns of growth, profitability, financial conditions, and such other factors as the Board of Directors may deem relevant.

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

Holders of Our Common Stock

As of December 31, 2006, we had approximately 5,600 holders of record of our common stock and several other stockholders hold shares in street name.

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

Index to Annual Report

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Shares issued in 2006 were exempt from registration under Section 4(2) of the Securities Act as transactions not involving a public offering.

PREFERRED STOCK - SERIES A

The Company is authorized to issue 1,000,000 shares of its $0.001 par value Series A, B and C preferred stock.

 Issuance of preferred stock in 2006.

On December 8, 2006 the Company issued 40,000 Preferred “A” shares to First Star Strategies for partial compensation for consulting fees in 2006.

On December 8, 2006 the Company issued 40,000 Preferred “A” shares to Maria Regina Caeli Management Corp for partial compensation for consulting fees in 2006.

COMMON STOCK

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock.

On January 12, 2006 the Company issued 500,000 shares of its common stock for cash investment. As discussed above, this stockholder also received a warrant to redeem such shares.

On January 27, 2006 the Company issued 320,000 shares of its common stock for cash investment.

On April 1, 2006 the Company agreed to issue 2,000,000 of its common shares for services.

On May 24, 2006 the Company issued 1,666,667common shares for cash investment.

Index to Annual Report

Subsequent to December 31, 2006:

On January 26, 2007 the Company issued 25,999 Preferred “A” for services.

On January 26, 2007 the Company issued 339,167 common shares for services.

On February 5, 2007 the Company cancelled 39,626,500 shares in agreement with a shareholder.

On February 9, the Company issued 3,900,400 common shares for services.

On February 15, 2007 the Company issued 2,000,000 shares for services.

On June 7, 2007 the Company issued 71,620,688 common shares for services.

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

In November 2006 the Company was provided an outside commercial appraisal of COD mine valuing it at $6,800,000. The reserves in the November 2006 appraisal were estimated to yield in ground values of approximately $229,000,000 and eventual recovery of $187,000,000 in revenues, these reserves are broken down between Proven Probable and Possible. The estimated reserves at March 2008 metal prices were estimated to yield in ground values of approximately $615,549,550 and eventual recovery of $502,653,940 in revenues. These estimates were based on gold (22% of total values), silver (28.4%), lead (15.5%), zinc (25.0%), as well as copper (4.0%) prices at March 3, 2008. The reserves are purported to have not been depleted since the date of appraisal. No minerals were produced during the twelve months ended December 31, 2006.

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

As noted above, to settle the McFadden and Issod claims against the Company the Company handed over all shares of Juina the Company held. The Company has no holdings or interests in Juina Mining Corporation as of December 31, 2006.

Index to Annual Report

Auditor

On March 14, 2008 the Company issued an 8K stating that Ronald Serota CPA resigned as auditor and that Blackwing Group LLC, a Missouri PCAOB registered CPA firm were signed on as auditors for the Company.

Durangoro

The Company owned a majority interest in Durango Oro, S.A., Compania Minera with offices located at Circunvalacion Norte, #511, Machala El Oro, Ecuador.  Such offices are shared with Santa Fe Mining Company, S.A., an Ecuador company in which we own 80%. Santa Fe owns the mineral processing plant and land known as “Buza”.  In 2005, the Company did not have managerial control of Durango Oro.  A mineral processing plant, known as Durango I, was operated by Durango Oro in Ecuador.  In 2005, the Company acquired another mineral processing plant known as Durango II.  The Durango I was operational at the time on-site auditing field work was completed in Ecuador in May, 2006. At Sept. 30, 2005, these processing plants were wholly owned, but not controlled, by the Company, and are investments rather than subsidiaries.  Subsequent to 2005, the Company closed its processing plant and eventually sold our interest in June, 2007.

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

(ii) RESULTS OF OPERATIONS

In 2006 the Company was engaged in development stage activities. The Company continued to invest in the mining operations and activities described above, which included an operating processing plant and mine within the Durango Oro S.A. / Yellow River Mining Company S.A. properties.  The Company had revenues of $-0-.  For the year ended December 31, 2006, the company incurred a loss in the amount of $616,443 compared to a net loss of $990,715 in the previous year. Most of the expenses incurred both years were for office and administrative and consulting fees provided to the Company for the purpose of increasing the Company’s business presence and efforts to develop, and later in 2006 to implement, its business plan. For the 2006 fiscal year, the Company expended $88,527 for professional fees, travel and entertainment, and administration costs.   The costs were financed by the sale of mineral properties.

Liquidity and Capital Resources

The Company has had to rely on funds received from liquidating its mineral properties. During the year ended December 31, 2006, cash received from the sale of mineral properties was $62,227.

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

The Company has earned no significant revenue or profits to date and has disposed of its mining operations in 2006

As of December 31, 2006, the Company had cash on hand of  $7,771compared to $6,825 as December 31, 2004.

Index to Annual Report

For the fiscal year, 2005, the Company incurred a loss in the amount of $990,715 and $5,226,338 for 2004. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.  In 2007, upon the sale of its interest in the SantaFe Mining Company, S.A. the company abandoned its business plan as to the conduct of mining interests in Ecuador.  The Company is concentrating its efforts in potential mining activities in Chile and at the COD Mine location in Kingman, Arizona.

During the period from February 4, 1999 (date of inception) through December 31, 2005, the Company has incurred an accumulated net loss of $20,242,822 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

As shown in the accompanying financial statements, the Company had revenue of $NIL from operations in 2006.  Revenues were reported within the Durango Oro, S.A. and Yellow River Mining Company S.A. operations in which we maintained an investment.  However, the revenues were completely offset by expenses and the value of our investments continued to be impaired from 2004 to 2005.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company has entered into several agreements and material transactions subsequent to December 31, 2006, through the date of the independent auditor's report.

The Company’s new management has had to determine which unfinished projects were worth finishing and which might have exposed the company to unknown liability. Management has re-assessed the operating activities for 2004 and has adjusted the fair values at date of acquisition of certain assets down as it believes the asset values were less at the acquisition date than originally reported.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing past due required documents for 2006 to 2007 and has also negotiated settlements on pending lawsuits.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of December 31, 2006, the company was authorized to issue 200 million shares of common stock.

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

Revenue recognition.  The Company has no revenue in 2006.  The Company received consulting fees of $108,000 in 2004.

Receivables.  In 2006 and 2005, the Company had no accounts receivable.

Inventory.  In 2006 and 2005, the Company had no inventory

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

Index to Annual Report

ITEM 7.                  FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited Financial Statements:

F-1	Independent Auditor’s Report for 2006 of The Blackwing Group LLC

F-2	Independent Auditor’s Report for 2005 Ronald Serota, CPA, P.C.

F-3 & F-4	Statement of Balance Sheets as of December 31, 2006 and 2005

F-5	Statements of Operations For the Years Ended December 31, 2006 and 2005

F-6	Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006 and 2005

F-7	Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

F-8 to F-13	Notes to Financial Statements

Index to Annual Report

THE BLACKWING GROUP, LLC
18921G E VALLEY VIEW PARKWAY #325
INDEPENDENCE, MO 64055
816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

US Canadian Minerals, Inc. (A Development Stage Company)
8000 West Spring Mountain Rd, Suite 1041
Las Vegas, NV 89117

We have audited the accompanying balance sheet of US Canadian Minerals, Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of income and changes in member’s equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the prior auditor, these financial statements referred to above present fairly, in all material respects, the financial position of US Canadian Minerals, Inc. (A Development Stage Company) as of December 31, 2006, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ The Blackwing Group, LLC
The Blackwing Group, LLC
Issuing Office: Independence, MO
March 25, 2008

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

/s/  Ronald Serota
Ronald Serota CPA, P.C.
Las Vegas, Nevada
January 8, 2008

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2006	2005

CURRENT ASSETS

Cash	$7,771	$6,825

Total Current Assets	7,771	6,825

FIXED ASSETS, net	-	27,532

OTHER ASSETS

Deposits	-	5,227
Investments	-	857,380
Mineral properties	-	1,258,250
Notes receivable - related party	-	401,261

Total Other Assets	-	2,522,118

TOTAL ASSETS	$7,771	$2,556,475

The accompanying notes are an integral part of these financial statements.

Index to Annual Report

 U.S. CANADIAN MINERALS, INC.

 (A Development Stage Company)

 Balance Sheets

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

December 31,
December 31,

2006
2005

 CURRENT LIABILITIES

Accounts payable and accrued expenses
$
-
$
386,902

Due to related parties
-
240,016

Net liabilities of discontinued operations
-
597,317

Due to unrelated parties
-
208,026

Total Current Liabilities
-
1,432,261

 LONG TERM LIABILITIES

Due to related parties - long term
-
500,000

Total Liabilities
-
1,932,261

 STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;

1,000,000 shares authorized; 225,750 and 527,450 shares

issued and outstanding,respectively
226
226

Common stock - Series A; $0.001 par value;

200,000,000 shares authorized; 102,581,270 and 68,405,282

shares issued and outstanding,respectively
102,581
102,581

Treasury stock
1,000
1,000

Additional paid-in capital
21,753,944
21,753,944

Accumulated deficit
(21,849,980)
(21,233,537)

Total Stockholders' Equity (Deficit)
7,771
624,214

TOTAL LIABILITIES AND STOCKHOLDERS'

EQUITY (DEFICIT)
$
7,771
$
2,556,475

The accompanying notes are an integral part of these financial statements.

Index to Annual Report

 U.S. CANADIAN MINERALS, INC.

 (A Development Stage Company)

 Statements of Operations

From Inception

on January 1,

For the Year Ended
2004 Through

December 31,
December 31,

2006
2005
2006

 REVENUES
$
-
$
-
$
108,000

 COST OF REVENUES
-
-
-

 GROSS MARGIN
-
-
108,000

 OPERATING EXPENSES

General and administrative
88,527
900,808
6,296,620

Total Operating Expenses
88,527
900,808
6,296,620

 INCOME (LOSS) FROM OPERATIONS
(88,527)
(900,808)
(6,188,620)

 OTHER INCOME AND (EXPENSE)

Interest expense
(30,036)
(131,796)
(244,951)

Gain on sale of assets
-
41,889
41,889

Total Other Income (Expense)
(30,036)
(89,907)
(203,062)

 LOSS FROM CONTINUING OPERATIONS
(118,563)
(990,715)
(6,391,682)

 GAIN (LOSS) FROM DISCONTINUED OPERATIONS
(497,880)
-
(441,814)

 NET LOSS
$
(616,443)
$
(990,715)
$
(6,833,496)

 BASIC LOSS PER SHARE

Continuing Operations
$
(0.0012)
$
(0.0116)

Discontinued Operations
$
(0.0049)
$
0.0000

 WEIGHTED AVERAGE NUMBER

   OF SHARES OUTSTANDING
102,581,270
85,493,276

The accompanying notes are an integral part of these financial statements.

Index to Annual Report

 U.S. CANADIAN MINERALS, INC.

  (A Development Stage Company)

 Statements of Stockholders' Equity (Deficit)

Additional

Preferred Stock
Common Stock
Paid-In
Treasury
Accumulated

Shares
Amount
Shares
Amount
Capital
Stock
Deficit
Total

 Balance at January 1, 2004
477,500
$
477
1,335,448
$
1,336
$
13,808,025
$
-
$
(15,016,484)
$
(1,206,646)

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
(990,715)
(990,715)

 Balance, December 31, 2005
225,750
226
102,581,270
102,581
21,753,944
1,000
(21,233,537)
624,214

 Issuance of common stock for cash
50,000

 Net loss for the year

   ended December 31, 2006
-
-
-
-
-
-
(616,443)
(616,443)

 Balance, December 31, 2006
225,750
$
226
102,631,270
$
102,581
$
21,753,944
$
1,000
$
(21,849,980)
$
7,771

 The accompanying notes are an integral part of these financial statements.

Index to Annual Report

 U.S. CANADIAN MINERALS, INC.

 (A Development Stage Company)

 Statements of Cash Flows

From Inception

on January 1,

For the Years Ended
2004 Through

December 31,
December 31,

2006
2005
2006

 CASH FLOWS FROM   OPERATING ACTIVITIES

Net loss
$
(616,443)
$
(990,715)
$
(6,833,496)

Discontinued operations
548,337
(378,000)
(123,488)

Adjustments to reconcile net loss to

net cash used by operating activities:

Depreciation expense
-
10,517
14,976

Stock issued for services
-
40,500
1,000,632

Stock based compensation
-
-
531,781

Changes in operating assets and liabilities

(Increase) decrease in deposits
-
-
(5,227)

Increase (decrease) in accounts payable

and accrued expenses
-
225,714
386,900

Net Cash Used by

Operating Activities
(68,106)
(1,091,984)
(5,027,922)

 CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment
-
(15,788)
(1,785,299)

Loans made
-
(256,261)
(915,239)

Proceeds from mineral properties
62,227
489,000
551,227

Proceeds from investments
-
704,783
704,783

Additions to investments
-
-
(1,517,163)

Net Cash Used by Investing Activities
62,227
921,734
(2,961,691)

 CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans
-
75,000
1,664,947

Repayment of loans
-
(140,936)
(140,936)

Recission of common stock
-
(879,500)
(879,500)

Proceeds from common stock and preferred stock
-
921,301
7,346,048

Net Cash Provided by

Financing Activities
-
(24,135)
7,990,559

NET DECREASE IN CASH
(5,879)
(194,385)
946

CASH AT BEGINNING OF PERIOD
6,825
201,210
-

CASH AT END OF PERIOD
$
946
$
6,825
$
946

 SUPPLIMENTAL DISCLOSURES OF

CASH FLOW INFORMATION

CASH PAID FOR:

Interest
$
-
$
-
$
-

Income Taxes
$
-
$
-
$
-

NON CASH FINANCING ACTIVITIES

Stock issued for mineral properties
$
-
$
45,000
$
45,000

 The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(Development Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES

Business and Organization
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

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES (Continued)

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

Basic Loss per Share
The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2006 and 2005.

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Loss (numerator)	$(616,443)	$(990,715)
Shares (denominator)	102,581,270	85,493,275
Per share amount	$(0.01)	$(0.01)

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company incurred no advertising expense during 2006 and 2005.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 31, 2006, the Company’s bank deposits did not exceed the insured amounts.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES (Continued)

Income Taxes (continued)
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005
Book income	$(240,413)	$(386,378)
Common stock issued for services	-	15,795
Valuation allowance	$240,413	$370,583

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
NOL Carryover	$1,157,355	$916,942
Valuation allowance	(1,157,355)	(916,942)
Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $5,305,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES (Continued)

Recently Issued Accounting Pronouncements

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
December 31, 2006 and 2005

NOTE 2 - GOING CONCERN (continued)

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

The Company had various notes payable to related parties. During 2006, the assets of the Company were transferred in satisfaction of the notes payable.

NOTE 4 – NOTES PAYABLE

The Company had various notes payable to unrelated parties. During 2006, the assets of the Company were transferred in satisfaction of the all notes payable.

NOTE 5 SUBSEQUENT EVENTS

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
December 31, 2006 and 2005

NOTE 5 SUBSEQUENT EVENTS – (continued)

On July 11, 2007 the Company issued 36,432,758 common shares for services provided by its Chief Financial Officer and Director.

On July 11, 2007, the Company issued 36,432,758 common shares for services provided by its CEO, President and Director.

On October 9, 2007 the Company completed a 50 to 1 reverse split of its common shares. This reduced the issued and outstanding common shares of the company from 147,263,982 to 2,945,279. The preferred shares were not subject to a reverse split.

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

A material weakness existed as of December 31, 2006, with regard to insufficient personnel in the accounting and financial reporting function due to the size of our Company which prevented our ability to employ sufficient resources to have adequate segregation of duties within the internal control system.  This material weakness affects management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

In addition, a material weakness existed as of December 31, 2006, in controls over closing procedures due to a number of adjustments made at the end of the year period.  There were deficiencies in the analysis and reconciliation of general ledger accounts which were indicative of a material weakness in controls over closing procedures, including the (a) accounting and reporting of capital transactions and (b) the valuation of certain assets.

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

PART III

ITEM 9.               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of December 31, 2006.   The directors serve for a term of one year or until the next annual meeting of the shareholders.  Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Adam Jenn Van der Bok Busboom	49 51	Chief Executive Officer, President and Chairman of the Board of Directors. Chief Financial Officer ,Secretary and Treasurer

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Adam Jenn.  Mr. Jenn is an experienced senior management professional in the Automotive and Mining industry. He has over 25 years experience in marketing, sales, and executive management positions.

Van der Bok Busboom. Mr. Busboom has over 25 years experience working in Fixed Income, Capital, and Commodity markets

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

For the fiscal year ending December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Significant Employees

We do not have any significant employees other than our officers and directors.

Index to Annual Report

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a).

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Adam Jenn	0	0	0
Van der Bok Busboom	0	0	0

Code of Ethics

We have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

ITEM 10.            EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons in total annual salary and bonus, for all services rendered in all capacities to the company, for the fiscal years ended December 31, 2006.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Adam Jenn CEO and Director Van der Bok Busboom CFO Director	2006 2006	120,000 120,000	- -	- -	- -	- -	- -	- -	120,000 120,000

1)
Compensation to CEO and CFO in 2006 consisted of $25,000 each in Cash and the balance in stock, 1,000,000 common shares each for sign on bonus and 40,000 in Preferred “A” stock of the Company. See page 8

2)	Consulting Agreements with both the CEO and the CFO provide for bonuses of 1,000,000 common shares each for the completion of the 2004 and the completion of the 2005 audit.
3)	Consulting agreements with both the CEO and the CFO provide for a bonus of 10% of any Capital or value brought into the Company by them.

Index to Annual Report

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 2006 to our executive officers and directors.  There were a total of 0 stock options outstanding as at September 30, 2006.

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

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 102,581,270 shares of common stock issued and outstanding and 225,750 shares of Preferred A stock issued and outstanding on December 31, 2006.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	Rendal Williams	12,097,719 *	11.32%
Total of All Directors and Executive Officers:		12,097,719 shares	11.32%

More Than 5% Beneficial Owners:
Common	John E. Dhonau and Nevada Minerals, Inc. 4955 South Durango Drive Suite 218 Las Vegas, NV 89113	49,986,213 shares **	46.76%
Total of More Than 5% Beneficial Owners:		62,083932 shares	58.08%

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

On March 14, 2008 the Company filed a Form 8-K announcing the resignation of Ronald Serota CPA a Nevada PCAOB registered CPA firm, and the appointment of Blackwing Group LLC, a Missouri PCAOB registered  CPA firm as auditor

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

* Audit Fees paid to the Company’s auditor, Ronald N. Silberstein, CPA, PLLC

** Audit Fees paid to the Company’s auditor, Ronald Serota, CPA, P.C.

*** Audit Fees paid to the Company’s auditor, The Black Wing Group, LLC CPA

Calendar Year-end	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2004	$56,000 *	-0-	-0-	-0-
2005	$38,000 **	-0-	-0-	-0-
2006	$3,000 ***	-0-	-0-	-0-

Index to Annual Report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CANADIAN MINERALS, INC.

By: /s/ Adam Jenn	Date: April 3, 2008
Adam Jenn
President, CEO, Director

Index to Annual Report