Form 10QSB
period 2006-03-31
U S CANADIAN MINERALS INC
filed 2008-04-24
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-31042

U.S. CANADIAN MINERALS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	33-0843633
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

#161 – 936 Peace Portal Drive
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

Registrant's Phone:	(702) 357 8722

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The registrant had 2,995,279 shares of Common Stock, (0.001par value per share) issued and outstanding, and 129,849 shares of Series “A” preferred stock, (0.001par value per share); issued and outstanding as of December 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ITEM 1.   FINANCIAL INFORMATION

U.S. CANADIAN MINERALS, INC.
FINANCIAL STATEMENTS

MARCH 31, 2006 and DECEMBER 31, 2005

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2006	2006
	(Unaudited)

CURRENT ASSETS
Cash	$3,946	$6,825

Total Current Assets	3,946	6,825

FIXED ASSETS, net	27,294	27,532

OTHER ASSETS
Deposits	6,427	5,227
Investments	857,380	857,380
Mineral properties	1,258,250	1,258,250
Notes receivable-related party	401,261	401,261

Total Other Assets	2,523,318	2,522,118

TOTAL ASSETS	$2,554,558	$2,556,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$392,401	$386,902
Due to related parties	256,017	240,016
Net liabilities of discontinued operations	627,317	597,317
Due to unrelated parties	708,026	708,026

Total Current Liabilities	1,983,761	1,932,261

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 527,450 shares
issued and outstanding	226	226
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 102,581,270
shares issued and outstanding	102,581	102,581
Treasury stock	1,000	1,000
Additional paid-in capital	21,753,944	21,753,944
Accumulated deficit	(21,286,953)	(21,233,537)

Total Stockholders' Equity (Deficit)	570,798	624,214

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,554,559	$2,556,475

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
Statements of Operations
(Unaudited)

			From Inception
			on January 1,
	For the Three Months Ended		2004 Through
	March 31,		March 31,
	2006	2005	2006

REVENUES	$-	$-	$108,000
COST OF REVENUES	-	-	-
GROSS MARGIN	-	-	108,000

OPERATING EXPENSES

General and administrative	45,907	664,652	6,254,000

Total Operating Expenses	45,907	664,652	6,254,000

INCOME (LOSS) FROM OPERATIONS	(45,907)	(664,652)	(6,146,000)

OTHER (INCOME) AND EXPENSE

Interest expense	(7,509)	(10,449)	(222,424)
Gain on sale of assets	-	-	41,889

Total Other Income (Expense)	(7,509)	(10,449)	(180,535)

LOSS FROM CONTINUING OPERATIONS	(53,416)	(675,101)	(6,326,535)

Gain (loss) on discontinued operations	-	-	56,066

NET LOSS	$(53,416)	$(675,101)	$(6,270,469)

BASIC LOSS PER SHARE	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	102,581,270	32,532,920

The accompanying notes are a integral part of these financials statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2004	477,500	$477	1,335,448	$1,336	$13,808,025	$-	$(15,016,484)	$(1,206,646)

Issuance of preferred shares
for services	114,000	114	-	-	57,342	-	-	57,456

Issuance of common shares
for services	-	-	2,838,811	2,839	1,581,658	-	-	1,584,497

Issuance of common shares for
conversion of preferred shares	(254,050)	(254)	12,985,000	12,985	(5,182)	-	-	7,549

Cancellation of shares	(140,000)	(140)	(94,500)	(95)	235	-	-	-

Issuance of preferred stock
for acquisition of mineral rights	330,000	330	-	-	(156,746)	-	-	(156,416)

Fractional shares issued	-	-	555	-	1,038	-	-	1,038

Issuance of common stock for cash	-	-	9,277,508	9,277	3,274,424	-	-	3,283,701

Issuance of common shares
for acquisition of mineral rights	-	-	42,062,460	42,063	3,099,724	1,000	-	3,142,787

Netloss for the year ended
through December 31, 2004	-	-	-	-	-	-	(5,226,338)	(5,226,338)

Balance, December 31, 2004	527,450	527	68,405,282	68,405	21,660,518	1,000	(20,242,822)	1,487,628

Fractional shares issued	-	-	53,920	53	(53)	-	-	-

Issuance of common shares for
conversion of preferred shares	(301,700)	(301)	30,470,000	30,470	(30,169)	-	-	-

Recission of common stock	-	-	(850,000)	(850)	(878,650)	-	-	(879,500)

Issuance of common stock
for services	-	-	50,000	50	40,450	-	-	40,500

Issuance of common stock for cash	-	-	4,312,534	4,313	916,988	-	-	921,301

Issuance of common shares
for acquisition of mineral rights	-	-	139,534	140	44,860	-	-	45,000

Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	(990,715)	(990,715)

Balance, December 31, 2005	225,750	226	102,581,270	102,581	21,753,944	1,000	(21,233,537)	624,214

Net loss for the three months
ended March 31, 2006	-	-	-	-	-	-	(53,416)	(53,416)

Balance, March 31, 2006	225,750	$226	102,581,270	$102,581	$21,753,944	$1,000	$(21,286,953)	$570,798

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on January 1,
	For the Three Months Ended		2004 Through
	March 31,		March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,416)	$(675,101)	$(6,270,469)
Discontinued operations	-	-	(671,825)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	238	2,099	15,214
Stock issued for services	-	81,000	1,000,632
Stock based compensation	-	40,500	531,781
Changes in operating assets and liabilities
(Increase) decrease in deposits	(1,200)	(8,000)	(6,427)
Increase (decrease) in accounts payable
and accrued expenses	51,499	245,130	438,399

Net Cash Used by
Operating Activities	(2,879)	(314,372)	(4,962,695)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	(591)	(1,785,299)
Loans made	-	(33,864)	(915,239)
Proceeds from mineral properties	-	-	489,000
Proceeds from investments	-	(442,693)	704,783
Additions to investments	-	-	(1,517,163)

Net Cash Used by Investing Activities	-	(477,148)	(3,023,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	-	590,310	1,664,947
Repayment of loans	-	-	(140,936)
Recission of common stock	-	-	(879,500)
Proceeds from common stock and preferred stock	-	-	7,346,048

Net Cash Provided by
Financing Activities	-	590,310	7,990,559

NET DECREASE IN CASH	(2,879)	(201,210)	3,946
CASH AT BEGINNING OF PERIOD	6,825	201,210	-

CASH AT END OF PERIOD	$3,946	$-	$3,946

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
March 31, 2006 and December 31, 2005

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2006 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements.  The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

GENERAL DESCRIPTION OF BUSINESS

U.S. Canadian Minerals, a Nevada Corporation.  On its own and through Joint Ventures, the Company is looking to expand and develop mining properties throughout North and South America. The Company has the following projects, which are in varying stages of development.

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

The reserves for which the Company obtained mineral rights through the El Capitan joint venture agreement were "proven or probable" that is, the Company had been provided an outside commercial appraisal of the estimated value of the property "as is" for $5,000,000The reserves are purported to have not been depleted since the date of the appraisal. No minerals were produced during the three months ended March 31, 2006

Durangoro

The Company owned a majority interest in Durango Oro, S.A., Compania Minera with offices located at Circunvalacion Norte, #511, Machala El Oro, Ecuador. Such offices are shared with Santa Fe Mining Company, S.A., an Ecuador company in which we own 80%. Sante Fe owns the mineral processing plant and land known as “Buza”. In 2005, the Company did not have managerial control of Durango Oro. A mineral processing plant, known as Durango I, was operated by Durango Oro in Ecuador. In 2005, the Company acquired another mineral processing plant known as Durango II. The Durango I was operational at the time on-site auditing field work was completed in Ecuador in May, 2006. At March 31, 2006, these processing plants were wholly owned, but not controlled, by the Company, and are investments rather than subsidiaries.

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

Lincoln County

The company acquired from Nevada Minerals, Inc. for nominal consideration, an option to purchase a mining operation and associated property located in Rachel, Lincoln County, Nevada, (the "Rachel Property") for an exercise price of $2,000,000. Nevada Minerals' title to the Rachel Property is the subject of litigation. Nevada Minerals acquired the Rachel Property in a foreclosure proceeding, and the person from whom title to the Rachel Property was acquired in the foreclosure has filed a lawsuit against Nevada Minerals to have such title reinstated in it. While the company had initially formed an intention to exercise the option to acquire the Rachel Property, it no longer intends to do so because of its focus on its Ecuador projects described below and because it would have to spend $300,000 to build a processing facility on the property. The option does not expire until failure to exercise upon 10 days written notice of a bona fide offer to purchase the Rachel Property by a third property, however, and the Company may exercise the option to acquire the Rachel Property at any time that the Company concludes that it is in its best interest to do so. John Edward Dhonau, who beneficially owned a majority of the Company's common stock as at March 31, 2006 owns all of and controls Nevada Minerals, Inc.

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

In April 2005, the Company entered into an agreement to sell its interest in the Yellow River Mining Company, S.A. The Company closed on its sale of its 80% interest in Yellow River Mining Company., S.A., an Ecuador corporation. Such property was previously owned by Juina Mining Corporation, in which the Company owned a majority interest. The cost basis of the Company’s interest in the Yellow River Mining Company, S.A. is $151,000. Nevada Minerals, a related party and controlling shareholder, paid the Company $800,000, which included the assumption of debt owed by the Company to the buyer. In addition, the Company (through the Durango Oro, S.A. company) retained the processing plant and land located at Durango I. At closing, Nevada Minerals Inc. paid various obligations of Yellow River Mining Company, including bank fees, unpaid salaries and bonuses to its Ecuadorian employees and managers, and financial obligations for processing plant equipment. The Company received no net proceeds from the sale of such property and the Company no longer has any financial interest in the Yellow River Mining Company, S.A. By March 2006, the Company began operations of the Durango I processing plant and incurred its own costs associated with such operations. At that time, the buyer of its extracted gold and tailings containing gold and other minerals was the Yellow River Mining Company, which continued to process the tailings in order to extract the remaining minerals. By 2006 the Durango I processing plant was selling its gold, tailings and other minerals to other individuals and companies.

CMKM Diamonds, Inc.

Current management wrote down the value of the Company’s prior management’s investment with CMKM to $0 in the subsequent events section of the 2004 10 KSB which was released in January of 2007. One of the first priorities identified by current management upon undertaking responsibilities at the Company was to extricate and divorce the Company from entanglements with CMKM.

What follows is the history of the Company’s prior management’s dealings with CMKM

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

Nevada Minerals, Inc.

In February of 2007 the current management successfully negotiated the cancellation of over 39,000,000 common shares of the Company beneficially held by the John Edward Dhonau, President of Nevada Minerals, Inc. As it is the opinion of current management that Nevada Minerals was instrumental in orchestrating the entire CMKM/ Saskatchewan affair with regards to the Company’s dealings with those areas and entities current management has terminated all dealings with Nevada Minerals.

What follows is the history of the Company’s prior management’s dealings with Nevada Minerals, Inc

On July 19, 2004, the Company entered into an agreement with Nevada Minerals, Inc a related party and affiliate of the Company, to purchase an additional 20% interest in 500,000 acres of Canadian property, which was subject to a joint venture between two entities. The property is located in Fort a La Corne, Saskatchewan, Canada (see above). The company acquired such interest for 100,000 preferred shares (pre forward 3:1 split). The interest purchased current and future mineral rights but did not include any real property interests. In 2005, an independent appraiser had valued the total mineral rights associated with the 500,000 acres at approximately $12,000,000. Subsequently management has determined that these mineral rights were impaired, and that the interest should be valued based on the cost basis of the acquisition of such property rights by Nevada Minerals, which was $127,000.

Fort a La Corne

On January 20, 2004, the Company acquired from Nevada Minerals, Inc. a 20% interest in the mineral rights to 500,000 acres in Saskatchewan Canada near Fort a La Corne (the "fort a La Corne Property"). The Company issued 5,000,000 shares of its common stock to Nevada Minerals, Inc as consideration for such rights. Subsequently on July 18, 2004, Nevada Minerals conveyed an additional 20% interest in the mineral rights to the Fort a La Corne Property to the Company for 100,000 shares of Series A Preferred Stock, giving the Company an aggregate 40% of the mineral rights to the Fort a La Corne property. The mineral rights include the right to explore and exploit all minerals discovered in the Fort a La Corne property.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $53,416 for the three months ended March 31, 2006, compared with a net loss of $675,101 for the three months ended March 31, 2005.

The Company’s 2006 activities were financed primarily through sales of restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2005 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $21,286,953 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Adam Jenn and our Chief Financial Officer, Mr. Van der Bok Busboom.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2006.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

Subsequent Event

Subsequent to March 31, 2006, the issues discussed above regarding McFadden and Issod were satisfactorily settled. On Nov. 2, 2006 the Company agreed to the transfer of 471,000 shares of Juina Mining Company (post 350:1 rollback). At the time of the settlement Juina shares were trading on the Pink Sheets. The average volume of trading and average price per share in Juina commons shares in the month of October is considered undeterminable due to the fluctuation in the trading activity.  During that month, the high price per share was $4.00 and the low price per share was $1.30.  The high trading volume was 1000 shares and the low trading volume was zero shares.  As of the date of this report, the Company has not yet effectuated the terms of the settlement agreement as the stock transfer to McFadden and Issod is incomplete.  The Company has no dispute regarding to terms of the settlement agreements.

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

 Issuance of preferred stock subsequent to March 31, 2006

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

Issuance of Common stock subsequent to March 31, 2006

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

On February 9, 2007the Company issued 3,900,400 common shares for services.

On February 15, 2007 the Company issued 2,000,000 shares for services.

On June 7, 2007 the Company issued 71,620,688 common shares for services.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

Information from current reports recently filed by the Company on Form 8-K

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

On March 14, 2008 the Company filed a Form 8-K announcing the resignation of Ronald Serota CPA a Nevada PCAOB registered CPA firm, and the appointment of Blackwing Group LLC, a Missouri PCAOB registered  CPA firm as auditor

Change in Registrant’s Certifying Accountant.

Effective March 7, 2006 the Board of Directors of the Company engaged Ronald N. Silberstein CPA, PLLC (“Silberstein“) as our new independent auditor. The Company did not consult with Silberstein during the fiscal years ended 2005 and 2004, or during the subsequent interim reporting periods from the last fiscal year ended of December 30, 2004, through and including December 31, 2005, on the application of accounting principles, the type of opinion Silberstein might issue on our financial statements or with respect to any disagreements with or reportable event in connection with the performance of services by Kyle Tingle, the Company’s former independent auditor

Subsequent to March 31, 2006

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

On March 14, 2008 the Company filed a Form 8-K announcing the resignation of Ronald Serota CPA a Nevada PCAOB registered CPA firm, and the appointment of Blackwing Group LLC, a Missouri PCAOB registered CPA firm as auditor

SEC Investigation

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

Under SEC procedures, the Company has the opportunity to respond to the SEC staff before the staff makes a formal recommendation regarding any action to be taken against the Company by the SEC

ITEM 6.   EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 24, 2008

U.S. Canadian Minerals, Inc.
Registrant

By: /s/Adam Jenn
Adam Jenn Chief Executive Officer and Director