Form 10QSB
period 2006-06-30
U S CANADIAN MINERALS INC
filed 2008-04-24
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-31042

U.S. CANADIAN MINERALS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	33-0843633
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

#161 - 936 Peace Portal Drive
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

Registrant's Phone:	(702) 357-8722

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

ITEM 1.   FINANCIAL INFORMATION

U.S. CANADIAN MINERALS, INC.
FINANCIAL STATEMENTS

JUNE 30, 2006 and DECEMBER 31, 2005

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended, June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2006	2006
	(Unaudited)

CURRENT ASSETS
Cash	$2,561	$6,825

Total Current Assets	2,561	6,825

FIXED ASSETS, net	27,057	27,532

OTHER ASSETS
Deposits	11,161	5,227
Investments	857,380	857,380
Mineral properties	1,258,250	1,258,250
Notes receivable-related party	401,261	401,261

Total Other Assets	2,528,052	2,522,118

TOTAL ASSETS	$2,557,670	$2,556,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$445,866	$386,902
Due to related parties	217,839	240,016
Net liabilities of discontinued operations	277,391	597,317
Due to unrelated parties	708,026	708,026

Total Current Liabilities	1,649,122	1,932,261

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 527,450 shares
issued and outstanding	226	226
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 102,581,270
shares issued and outstanding	102,581	102,581
Treasury stock	1,000	1,000
Additional paid-in capital	21,753,944	21,753,944
Accumulated deficit	(20,949,203)	(21,233,537)

Total Stockholders' Equity (Deficit)	908,548	624,214

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,557,670	$2,556,475

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
Statements of Operations
(Unaudited)

					From Inception
					on January 1,
	For the Three Months Ended		For the Six Months Ended		2004 Through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$108,000
COST OF REVENUES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	108,000

OPERATING EXPENSES

General and administrative	40,345	291,864	86,252	956,516	6,294,345

Total Operating Expenses	40,345	291,864	86,252	956,516	6,294,345

INCOME (LOSS) FROM OPERATIONS	(40,345)	(291,864)	(86,252)	(956,516)	(6,186,345)

OTHER (INCOME) AND EXPENSE

Interest expense	(7,509)	-	(15,018)	-	(229,933)
Gain on sale of assets	385,604	285,996	385,604	275,547	427,493

Total Other Income (Expense)	378,095	285,996	370,586	275,547	197,560

LOSS FROM CONTINUING OPERATIONS	337,750	(5,868)	284,334	(680,969)	(5,988,785)

Gain (loss) on discontinued operations	-	-	-	-	56,066

NET LOSS	$337,750	$(5,868)	$284,334	$(680,969)	$(5,932,719)

BASIC LOSS PER SHARE	$0.00	$(0.00)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	102,581,270	69,729,202	102,581,270	69,729,202

The accompanying notes are a integral part of these financials statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2004	477,500	$477	1,335,448	$1,336	$13,808,025	$-	$(15,016,484)	$(1,206,646)

Issuance of preferred shares
for services	114,000	114	-	-	57,342	-	-	57,456

Issuance of common shares
for services	-	-	2,838,811	2,839	1,581,658	-	-	1,584,497

Issuance of common shares for
conversion of preferred shares	(254,050)	(254)	12,985,000	12,985	(5,182)	-	-	7,549

Cancellation of shares	(140,000)	(140)	(94,500)	(95)	235	-	-	-

Issuance of preferred stock
for acquisition of mineral rights	330,000	330	-	-	(156,746)	-	-	(156,416)

Fractional shares issued	-	-	555	-	1,038	-	-	1,038

Issuance of common stock for cash	-	-	9,277,508	9,277	3,274,424	-	-	3,283,701

Issuance of common shares
for acquisition of mineral rights	-	-	42,062,460	42,063	3,099,724	1,000	-	3,142,787

Netloss for the year ended
through December 31, 2004	-	-	-	-	-	-	(5,226,338)	(5,226,338)

Balance, December 31, 2004	527,450	527	68,405,282	68,405	21,660,518	1,000	(20,242,822)	1,487,628

Fractional shares issued	-	-	53,920	53	(53)	-	-	-

Issuance of common shares for
conversion of preferred shares	(301,700)	(301)	30,470,000	30,470	(30,169)	-	-	-

Recission of common stock	-	-	(850,000)	(850)	(878,650)	-	-	(879,500)

Issuance of common stock
for services	-	-	50,000	50	40,450	-	-	40,500

Issuance of common stock for cash	-	-	4,312,534	4,313	916,988	-	-	921,301

Issuance of common shares
for acquisition of mineral rights	-	-	139,534	140	44,860	-	-	45,000

Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	(990,715)	(990,715)

Balance, December 31, 2005	225,750	226	102,581,270	102,581	21,753,944	1,000	(21,233,537)	624,214

Net loss for the six months
ended June 30, 2006	-	-	-	-	-	-	284,334	284,334

Balance, June 30, 2006	225,750	$226	102,581,270	$102,581	$21,753,944	$1,000	$(20,949,203)	$908,548

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on January 1,
	For the Six Months Ended		2004 Through
	June 30,		June 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$284,334	$(680,969)	$(5,932,719)
Discontinued operations	-	-	(671,825)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	475	4,905	15,451
Stock issued for services	-	(379,500)	1,000,632
Stock based compensation	-	40,500	531,781
Changes in operating assets and liabilities
(Increase) decrease in deposits	(5,934)	(8,000)	(11,161)
Increase (decrease) in accounts payable
and accrued expenses	(283,139)	277,956	103,761

Net Cash Used by
Operating Activities	(4,264)	(745,108)	(4,964,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	(15,788)	(1,785,299)
Loans made	-	(316,409)	(915,239)
Proceeds from mineral properties	-	306,720	489,000
Proceeds from investments	-	-	704,783
Additions to investments	-	(44,630)	(1,517,163)

Net Cash Used by Investing Activities	-	(70,107)	(3,023,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	-	414,006	1,664,947
Repayment of loans	-	-	(140,936)
Recission of common stock	-	-	(879,500)
Proceeds from common stock and preferred stock	-	199,999	7,346,048

Net Cash Provided by
Financing Activities	-	614,005	7,990,559

NET DECREASE IN CASH	(4,264)	(201,210)	2,561
CASH AT BEGINNING OF PERIOD	6,825	201,210	-

CASH AT END OF PERIOD	$2,561	$-	$2,561

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
June 30, 2006 and December 31, 2005

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2006 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements.  The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

The reserves for which the Company obtained mineral rights through the El Capitan joint venture agreement were "proven or probable" that is, the Company had been provided an outside commercial appraisal of the estimated value of the property "as is" for $5,000,000The reserves are purported to have not been depleted since the date of the appraisal. No minerals were produced during the three months ended June 30, 2006.

Durangoro

The Company owned a majority interest in Durango Oro, S.A., Compania Minera with offices located at Circunvalacion Norte, #511, Machala El Oro, Ecuador. Such offices are shared with Santa Fe Mining Company, S.A., an Ecuador company in which we own 80%. Sante Fe owns the mineral processing plant and land known as “Buza”. In 2005, the Company did not have managerial control of Durango Oro. A mineral processing plant, known as Durango I, was operated by Durango Oro in Ecuador. In 2005, the Company acquired another mineral processing plant known as Durango II. The Durango I was operational at the time on-site auditing field work was completed in Ecuador in May, 2006. At June 31, 2006, these processing plants were wholly owned, but not controlled, by the Company, and are investments rather than subsidiaries.

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

Lincoln County

The company acquired from Nevada Minerals, Inc. for nominal consideration, an option to purchase a mining operation and associated property located in Rachel, Lincoln County, Nevada, (the "Rachel Property") for an exercise price of $2,000,000. Nevada Minerals' title to the Rachel Property is the subject of litigation. Nevada Minerals acquired the Rachel Property in a foreclosure proceeding, and the person from whom title to the Rachel Property was acquired in the foreclosure has filed a lawsuit against Nevada Minerals to have such title reinstated in it. While the company had initially formed an intention to exercise the option to acquire the Rachel Property, it no longer intends to do so because of its focus on its Ecuador projects described below and because it would have to spend $300,000 to build a processing facility on the property. The option does not expire until failure to exercise upon 10 days written notice of a bona fide offer to purchase the Rachel Property by a third property, however, and the Company may exercise the option to acquire the Rachel Property at any time that the Company concludes that it is in its best interest to do so. John Edward Dhonau, who beneficially owns a majority of the Company's common stock owns all of and controls Nevada Minerals Inc.

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

Yellow River Mining

On 22, 2004, Juina Mining issued 5,000,000 of its restricted common shares to acquire 80% of the issued and outstanding shares of Yellow River Mining S.A., which owned processing plants in the Provencia Del Oro (Province of Gold) in southwest Ecuador. Yellow River is an active mine with unproven reserves and has not produced significant amounts of revenue. Under the terms of the agreement, Yellow River S.A. is to receive 50% of the gold it extracts at its plants. The other 20% of Yellow River Mining S.A. is owned by an individual who is an Ecuadorian resident, from whom the company acquired its 80% interest. The Company anticipated using proceeds from subsequent offerings to construct and improve mining facilities at Yellow River.

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

Nevada Minerals Inc.

In February of 2007 the current management successfully negotiated the cancellation of over 39,000,000 common shares of the Company beneficially held by the John Edward Dhonau, President of Nevada Minerals Inc, As it is the opinion of current management that Nevada Minerals was instrumental in orchestrating the entire CMKM/ Saskatchewan affair with regards to the Company’s dealings with those areas and entities current management has terminated all dealings with Nevada Minerals Inc.

What follows is the history of the Company’s prior management’s dealings with Nevada Minerals, Inc.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net income of approximately $337,750 for the three months ended June 30, 2006, compared with a net loss of $5,868 for the three months ended June 30, 2005. The Company incurred a net income of approximately $284,334 for the six months ended June 30, 2006, compared with a net loss of $680,969 for the six ended June 30, 2005.  The decrease in net loss was due to forgiveness of debt of $385,604.

The Company’s 2006 activities were financed primarily through sales of restricted common stock and loans from management.

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

WRITE-DOWN OF PROPERTY ASSETS - MINERAL RIGHTS AND INVESTMENT ASSETS

During 2004, the Company determined that the values of many of its properties were substantially or materially less than the value that was originally recorded. These include the claims in Smeaton, Fort a La Corne, Saskatchewan, Canada, investments in mineral rights in Saskatchewan purchased from CMKM Diamonds, Inc., investments in Nevada Magnetics and 5616 hectares of mining property in Ecuador.

The Company recorded a reduction in the purchase price of 100% of the originally recorded cost of its investment assets of CMKM Diamonds, Inc. On July 12, 2005, the U.S. SEC issued an order revoking the registration of each class of securities of CMKM. Although the Company believes it may have a remaining claim to some of the assets of CMKM, if any, the Company has insufficient information with which to base a recording of any asset relative to this claim.

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

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $20,949,203 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Adam Jenn and our Chief Financial Officer, Mr. Van der Bok Busboom.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

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

Subsequent Event

Subsequent to June 30, 2006, the issues discussed above regarding McFadden and Issod were satisfactorily settled. On Nov. 2, 2006 the Company agreed to the transfer of 471,000 shares of Juina Mining Company (post 350:1 rollback). At the time of the settlement Juina shares were trading on the Pink Sheets. The average volume of trading and average price per share in Juina commons shares in the month of October is considered undeterminable due to the fluctuation in the trading activity.  During that month, the high price per share was $4.00 and the low price per share was $1.30.  The high trading volume was 1000 shares and the low trading volume was zero shares.  As of the date of this report, the Company has not yet effectuated the terms of the settlement agreement as the stock transfer to McFadden and Issod is incomplete.  The Company has no dispute regarding to terms of the settlement agreements.

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

Issuance of preferred stock subsequent to June 30, 2006

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

Issuance of Common stock subsequent to June 30, 2006

On January 26, 2007 the Company issued 25,999 Preferred “A” for services.

On January 26, 2007 the Company issued 339,167 common shares for services.

On February 5, 2007 the Company cancelled 39,626,500 shares in agreement with a shareholder.

On February 9, 2007 the Company issued 3,900,400 common shares for services.

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

Subsequent to June 30, 2006

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

Subsequent to June 30, 2006

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