Form 10QSB
period 2006-09-30
U S CANADIAN MINERALS INC
filed 2008-04-24
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

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

ITEM 1.   FINANCIAL INFORMATION

U.S. CANADIAN MINERALS, INC.
FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended, September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2006	2006
	(Unaudited)

CURRENT ASSETS
Cash	$2,561	$6,825

Total Current Assets	2,561	6,825

FIXED ASSETS, net	26,819	27,532

OTHER ASSETS
Deposits	11,161	5,227
Investments	857,380	857,380
Mineral properties	1,258,250	1,258,250
Notes receivable-related party	401,261	401,261

Total Other Assets	2,528,052	2,522,118

TOTAL ASSETS	$2,557,432	$2,556,475

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$452,275	$386,902
Due to related parties	217,839	240,016
Net liabilities of discontinued operations	278,390	597,317
Due to unrelated parties	708,026	708,026

Total Current Liabilities	1,656,530	1,932,261

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 527,450 shares
issued and outstanding	226	226
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 102,581,270
shares issued and outstanding	102,581	102,581
Treasury stock	1,000	1,000
Additional paid-in capital	21,753,944	21,753,944
Accumulated deficit	(20,956,849)	(21,233,537)

Total Stockholders' Equity (Deficit)	900,902	624,214

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,557,432	$2,556,475

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
Statements of Operations
(Unaudited)

					From Inception
					on January 1,
	For the Three Months Ended		For the Nine Months Ended		2004 Through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$108,000
COST OF REVENUES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	108,000

OPERATING EXPENSES

General and administrative	137	146,080	86,389	1,102,596	6,294,482

Total Operating Expenses	137	146,080	86,389	1,102,596	6,294,482

INCOME (LOSS) FROM OPERATIONS	(137)	(146,080)	(86,389)	(1,102,596)	(6,186,482)

OTHER (INCOME) AND EXPENSE

Interest expense	(7,509)	-	(22,527)	-	(237,442)
Gain on sale of assets	-	154,994	385,604	430,541	427,493

Total Other Income (Expense)	(7,509)	154,994	363,077	430,541	190,051

LOSS FROM CONTINUING OPERATIONS	(7,646)	8,914	276,688	(672,055)	(5,996,431)

Gain (loss) on discontinued operations	-	-	-	-	56,066

NET (LOSS)	$(7,646)	$8,914	$276,688	$(672,055)	$(5,940,365)

BASIC GAIN (LOSS) PER SHARE	$(0.00)	$0.00	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	102,581,270	99,801,236	102,581,270	99,801,236

The accompanying notes are a integral part of these financials statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2004	477,500	$477	1,335,448	$1,336	$13,808,025	$-	$(15,016,484)	$(1,206,646)

Issuance of preferred shares
for services	114,000	114	-	-	57,342	-	-	57,456

Issuance of common shares
for services	-	-	2,838,811	2,839	1,581,658	-	-	1,584,497

Issuance of common shares for
conversion of preferred shares	(254,050)	(254)	12,985,000	12,985	(5,182)	-	-	7,549

Cancellation of shares	(140,000)	(140)	(94,500)	(95)	235	-	-	-

Issuance of preferred stock
for acquisition of mineral rights	330,000	330	-	-	(156,746)	-	-	(156,416)

Fractional shares issued	-	-	555	-	1,038	-	-	1,038

Issuance of common stock for cash	-	-	9,277,508	9,277	3,274,424	-	-	3,283,701

Issuance of common shares
for acquisition of mineral rights	-	-	42,062,460	42,063	3,099,724	1,000	-	3,142,787

Netloss for the year ended
through December 31, 2004	-	-	-	-	-	-	(5,226,338)	(5,226,338)

Balance, December 31, 2004	527,450	527	68,405,282	68,405	21,660,518	1,000	(20,242,822)	1,487,628

Fractional shares issued	-	-	53,920	53	(53)	-	-	-

Issuance of common shares for
conversion of preferred shares	(301,700)	(301)	30,470,000	30,470	(30,169)	-	-	-

Recission of common stock	-	-	(850,000)	(850)	(878,650)	-	-	(879,500)

Issuance of common stock
for services	-	-	50,000	50	40,450	-	-	40,500

Issuance of common stock for cash	-	-	4,312,534	4,313	916,988	-	-	921,301

Issuance of common shares
for acquisition of mineral rights	-	-	139,534	140	44,860	-	-	45,000

Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	(990,715)	(990,715)

Balance, December 31, 2005	225,750	226	102,581,270	102,581	21,753,944	1,000	(21,233,537)	624,214

Net loss for the nine months
ended September 30, 2006	-	-	-	-	-	-	276,688	276,688

Balance, September 30, 2006	225,750	$226	102,581,270	$102,581	$21,753,944	$1,000	$(20,956,849)	$900,902

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on January 1,
	For the Nine Months Ended		2004 Through
	September 30,		September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$276,688	$(672,055)	$(5,940,365)
Discontinued operations	-	-	(671,825)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	713	7,711	15,689
Stock issued for services	-	(379,500)	1,000,632
Stock based compensation	-	40,500	531,781
Changes in operating assets and liabilities
(Increase) decrease in deposits	(5,934)	(8,000)	(11,161)
Increase (decrease) in accounts payable
and accrued expenses	(275,731)	309,645	111,169

Net Cash Used by
Operating Activities	(4,264)	(701,699)	(4,964,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	(15,788)	(1,785,299)
Loans made	-	-	(915,239)
Proceeds from mineral properties	-	704,413	489,000
Proceeds from investments	-	(169,611)	704,783
Additions to investments	-	(44,630)	(1,517,163)

Net Cash Used by Investing Activities	-	474,384	(3,023,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	-	823,347	1,664,947
Repayment of loans	-	(1,145,741)	(140,936)
Recission of common stock	-	-	(879,500)
Proceeds from common stock and preferred stock	-	348,499	7,346,048

Net Cash Provided by
Financing Activities	-	26,105	7,990,559

NET DECREASE IN CASH	(4,264)	(201,210)	2,561
CASH AT BEGINNING OF PERIOD	6,825	201,210	-

CASH AT END OF PERIOD	$2,561	$-	$2,561

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
September 30, 2006 and December 31, 2005

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2006 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements.  The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

The reserves for which the Company obtained mineral rights through the El Capitan joint venture agreement were "proven or probable" that is, the Company had been provided an outside commercial appraisal of the estimated value of the property "as is" for $5,000,000The reserves are purported to have not been depleted since the date of the appraisal. No minerals were produced during the three months ended September 30, 2006.

No minerals were produced during the three months ended September 30, 2006.

Durangoro

The Company owned a majority interest in Durango Oro, S.A., Compania Minera with offices located at Circunvalacion Norte, #511, Machala El Oro, Ecuador. Such offices are shared with Santa Fe Mining Company, S.A., an Ecuador company in which we own 80%. Sante Fe owns the mineral processing plant and land known as “Buza”. In 2005, the Company did not have managerial control of Durango Oro. A mineral processing plant, known as Durango I, was operated by Durango Oro in Ecuador. In 2005, the Company acquired another mineral processing plant known as Durango II. The Durango I was operational at the time on-site auditing field work was completed in Ecuador in May, 2006. At September 31, 2006, these processing plants were wholly owned, but not controlled, by the Company, and are investments rather than subsidiaries.

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

Fort a La Corne

On January 20, 2004, the Company acquired from Nevada Minerals, Inc. a 20% interest in the mineral rights to 500,000 acres in Saskatchewan Canada near Fort a La Corne (the "fort a La Corne Property"). The Company issued 5,000,000 shares of its common stock to Nevada Minerals, Inc as consideration for such rights. Subsequently on July 18, 2004, Nevada Minerals, Inc conveyed an additional 20% interest in the mineral rights to the Fort a La Corne Property to the Company for 100,000 shares of Series A Preferred Stock, giving the Company an aggregate 40% of the mineral rights to the Fort a La Corne property. The mineral rights include the right to explore and exploit all minerals discovered in the Fort a La Corne property.

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

Nevada Minerals Inc

In February of 2007 the current management successfully negotiated the cancellation of over 39,000,000 common shares of the Company beneficially held by the John Edward Dhonau, President of Nevada Minerals Inc, As it is the opinion of current management that Nevada Minerals was instrumental in orchestrating the entire CMKM/ Saskatchewan affair with regards to the Company’s dealings with those areas and entities current management has terminated all dealings with Nevada Minerals, Inc.

What follows is the history of the Company’s prior management’s dealings with Nevada Minerals, Inc.

On July 19, 2004, the Company entered into an agreement with Nevada Minerals, Inc, a related party and affiliate of the Company, to purchase an additional 20% interest in 500,000 acres of Canadian property, which was subject to a joint venture between two entities. The property is located in Fort a La Corne, Saskatchewan, Canada (see above). The company acquired such interest for 100,000 preferred shares (pre forward 3:1 split). The interest purchased current and future mineral rights but did not include any real property interests. In 2005, an independent appraiser had valued the total mineral rights associated with the 500,000 acres at approximately $12,000,000. Subsequently management has determined that these mineral rights were impaired, and that the interest should be valued based on the cost basis of the acquisition of such property rights by Nevada Minerals, Inc which was $127,000.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $7,646 for the three months ended September 30, 2006, compared with a net income of $8,914 for the three months ended September 30, 2005. The Company incurred a net income of approximately $276,688 for the nine months ended September 30, 2006, compared with a net loss of $672,055 for the nine months ended September 30, 2005. The decrease in net loss was due to forgiveness of $385,604.

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

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $20,956,849 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Adam Jenn and our Chief Financial Officer, Mr. Van der Bok Busboom.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

Subsequent Event

Subsequent to September 30, 2006, the issues discussed above regarding McFadden and Issod were satisfactorily settled. On Nov. 2, 2006 the Company agreed to the transfer of 471,000 shares of Juina Mining Company (post 350:1 rollback). At the time of the settlement Juina shares were trading on the Pink Sheets. The average volume of trading and average price per share in Juina commons shares in the month of October is considered undeterminable due to the fluctuation in the trading activity.  During that month, the high price per share was $4.00 and the low price per share was $1.30.  The high trading volume was 1000 shares and the low trading volume was zero shares.  As of the date of this report, the Company has not yet effectuated the terms of the settlement agreement as the stock transfer to McFadden and Issod is incomplete.  The Company has no dispute regarding to terms of the settlement agreements.

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

Issuance of preferred stock subsequent to September 30, 2006

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

Issuance of Common stock subsequent to September 30, 2006

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

Effective March 7, 2006 the Board of Directors of the Company engaged Ronald N. Silberstein CPA, PLLC (“Silberstein“) as our new independent auditor. The Company did not consult with Silberstein during the fiscal years ended 2005 and 2004, or during the subsequent interim reporting periods from the last fiscal year ended of December 30, 2004, through and including December 31, 2005, on the application of accounting principles, the type of opinion Silberstein might issue on our financial statements or with respect to any disagreements with or reportable event in connection with the performance of services by Kyle Tingle, the Company’s former independent auditor

Subsequent to September 30, 2006

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