Form 10QSB
period 2007-03-31
U S CANADIAN MINERALS INC
filed 2008-04-24
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-31042

U.S. CANADIAN MINERALS, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	33-0843633
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

#161 – 936 Peace Portal Drive
Blaine, WA.	98230
(Address of principal executive offices)	(Zip Code)

Registrant's Phone:	(702) 357-8722

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

ITEM 1.   FINANCIAL INFORMATION

U.S. CANADIAN MINERALS, INC.
FINANCIAL STATEMENTS

MARCH 31, 2007

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$2,123	$7,771

Total Current Assets	2,123	7,771

TOTAL ASSETS	$2,123	$7,771

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$10,515	$-

Total Current Liabilities	10,515	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 527,450 shares
issued and outstanding	226	226
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 102,581,270
shares issued and outstanding	102,581	102,581
Treasury stock	1,000	1,000
Additional paid-in capital	21,753,944	21,753,944
Accumulated deficit	(21,866,143)	(21,849,980)

Total Stockholders' Equity (Deficit)	(8,392)	7,771

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,123	$7,771

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
Statements of Operations
(Unaudited)

			From Inception
			on January 1,
	For the Three Months Ended		2004 Through
	March 31,		March 31,
	2007	2006	2007

REVENUES	$9,378	$-	$117,389
COST OF REVENUES	-	-	-
GROSS MARGIN	9,378	-	117,389

OPERATING EXPENSES

General and administrative	18,032	45,907	6,287,406

Total Operating Expenses	18,032	45,907	6,287,406

INCOME (LOSS) FROM OPERATIONS	(8,654)	(45,907)	(6,170,017)

OTHER (INCOME) AND EXPENSE

Interest expense	(7,509)	(7,509)	(222,424)
Gain on sale of assets	-	-	41,889

Total Other Income (Expense)	(7,509)	(7,509)	(180,535)

LOSS FROM CONTINUING OPERATIONS	(16,163)	(53,416)	(6,350,552)

Gain (loss) on discontinued operations	-	-	(499,096)

NET LOSS	$(16,163)	$(53,416)	$(6,849,648)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	102,581,270	102,581,270

The accompanying notes are a integral part of these financials statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2004	477,500	$477	1,335,448	$1,336	$13,808,025	$-	$(15,016,484)	$(1,206,646)

Issuance of preferred shares
for services	114,000	114	-	-	57,342	-	-	57,456

Issuance of common shares
for services	-	-	2,838,811	2,839	1,581,658	-	-	1,584,497

Issuance of common shares for
conversion of preferred shares	(254,050)	(254)	12,985,000	12,985	(5,182)	-	-	7,549

Cancellation of shares	(140,000)	(140)	(94,500)	(95)	235	-	-	-

Issuance of preferred stock
for acquisition of mineral rights	330,000	330	-	-	(156,746)	-	-	(156,416)

Fractional shares issued	-	-	555	-	1,038	-	-	1,038

Issuance of common stock for cash	-	-	9,277,508	9,277	3,274,424	-	-	3,283,701

Issuance of common shares
for acquisition of mineral rights	-	-	42,062,460	42,063	3,099,724	1,000	-	3,142,787

Netloss for the year ended
through December 31, 2004	-	-	-	-	-	-	(5,226,338)	(5,226,338)

Balance, December 31, 2004	527,450	527	68,405,282	68,405	21,660,518	1,000	(20,242,822)	1,487,628

Fractional shares issued	-	-	53,920	53	(53)	-	-	-

Issuance of common shares for
conversion of preferred shares	(301,700)	(301)	30,470,000	30,470	(30,169)	-	-	-

Recission of common stock	-	-	(850,000)	(850)	(878,650)	-	-	(879,500)

Issuance of common stock
for services	-	-	50,000	50	40,450	-	-	40,500

Issuance of common stock for cash	-	-	4,312,534	4,313	916,988	-	-	921,301

Issuance of common shares
for acquisition of mineral rights	-	-	139,534	140	44,860	-	-	45,000

Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	(990,715)	(990,715)

Balance, December 31, 2005	225,750	226	102,581,270	102,581	21,753,944	1,000	(21,233,537)	624,214

Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	(616,443)	(616,443)

Balance, December 31, 2006	225,750	226	102,581,270	102,581	21,753,944	1,000	(21,849,980)	7,771

Net loss for the three months
ended March 31, 2007	-	-	-	-	-	-	(16,163)	(16,163)

Balance, March 31, 2007	225,750	$226	102,581,270	$102,581	$21,753,944	$1,000	$(21,866,143)	$(8,392)

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on January 1,
	For the Three Months Ended		2004 Through
	March 31,		March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,163)	$(53,416)	$(6,849,659)
Discontinued operations	-	-	(116,663)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	238	14,976
Stock issued for services	-	-	1,000,632
Stock based compensation	-	-	531,781
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	(1,200)	(5,227)
Increase (decrease) in accounts payable
and accrued expenses	10,515	51,499	397,415

Net Cash Used by
Operating Activities	(5,648)	(2,879)	(5,026,745)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	(1,785,299)
Loans made	-	-	(915,239)
Proceeds from mineral properties	-	-	551,227
Proceeds from investments	-	-	704,783
Additions to investments	-	-	(1,517,163)

Net Cash Used by Investing Activities	-	-	(2,961,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	-	-	1,664,947
Repayment of loans	-	-	(140,936)
Recission of common stock	-	-	(879,500)
Proceeds from common stock and preferred stock	-	-	7,346,048

Net Cash Provided by
Financing Activities	-	-	7,990,559

NET DECREASE IN CASH	(5,648)	(2,879)	2,123
CASH AT BEGINNING OF PERIOD	7,771	6,825	-

CASH AT END OF PERIOD	$2,123	$3,946	$2,123

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements.  The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the equine industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

COD Mine

On May 11, 2004, the Company entered into a joint venture agreement with El Capitan Precious Metals Inc. to acquire 100% ownership of the COD mine and claims located in Kingman Arizona. The Company was required to contribute 720,000 shares of its common stock to acquire the mine. This joint venture agreement entitled El Capitan Precious Metals Inc to receive 20% of net profit as it relates to the tailings and settlement pond and U S Canadian Minerals Inc shall retain 100% of any other profit.

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

No minerals were produced during the three months ended March 31, 2007.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $16,163 for the three months ended March 31, 2007, compared with a net loss of $53,416 for the three months ended March 31, 2006.

The Company’s 2007 activities were financed primarily through sales of restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2006 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

WRITE-DOWN OF PROPERTY ASSETS - MINERAL RIGHTS AND INVESTMENT ASSETS

In the 1st Quarter of 2007 there were no write downs or impairments of value of property assets, mineral rights or investment assets.

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $21,866,143 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Adam Jenn and our Chief Financial Officer, Mr. Van der Bok Busboom.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

Issuance of Common stock subsequent to March 31, 2007

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

Subsequent to March 31, 2007

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

Effective March 7, 2006 the Board of Directors of the Company engaged Ronald N. Silberstein CPA, PLLC (“Silberstein“) as our new independent auditor. The Company did not consult with Silberstein during the fiscal years ended 2005 and 2004, or during the subsequent interim reporting periods from the last fiscal year ended of December 30, 2004, through and including December 31, 2005, on the application of accounting principles, the type of opinion Silberstein might issue on our financial statements or with respect to any disagreements with or reportable event in connection with the performance of services by Kyle Tingle, the Company’s former independent auditor

Subsequent to March 31, 2007

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