Form 10QSB
period 2007-09-30
U S CANADIAN MINERALS INC
filed 2008-04-24
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: SEPTEMBER 30, 2007

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

ITEM 1.   FINANCIAL INFORMATION

U.S. CANADIAN MINERALS, INC.
FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$2,256	$7,771

Total Current Assets	2,256	7,771

TOTAL ASSETS	$2,256	$7,771

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$31,145	$-

Total Current Liabilities	31,145	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 527,450 shares
issued and outstanding	226	226
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 102,581,270
shares issued and outstanding	102,581	102,581
Treasury stock	1,000	1,000
Additional paid-in capital	21,753,944	21,753,944
Accumulated deficit	(21,886,640)	(21,849,980)

Total Stockholders' Equity (Deficit)	(28,889)	7,771

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,256	$7,771

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
Statements of Operations
(Unaudited)

					From Inception
					on January 1,
	For the Three Months Ended		For the Nine Months Ended		2004 Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$25,524	$-	$133,535
COST OF REVENUES	-	-	-	-	-
GROSS MARGIN	-	-	25,524	-	133,535

OPERATING EXPENSES

General and administrative	10,067	137	39,657	86,389	6,309,031

Total Operating Expenses	10,067	137	39,657	86,389	6,309,031

INCOME (LOSS) FROM OPERATIONS	(10,067)	(137)	(14,133)	(86,389)	(6,175,496)

OTHER (INCOME) AND EXPENSE

Interest expense	(7,509)	(7,509)	(22,527)	(22,527)	(237,442)
Gain on sale of assets	-	-	-	385,604	41,889

Total Other Income (Expense)	(7,509)	(7,509)	(22,527)	363,077	(195,553)

LOSS FROM CONTINUING OPERATIONS	(17,576)	(7,646)	(36,660)	276,688	(6,371,049)

Gain (loss) on discontinued operations	-	-	-	-	(499,096)

NET (LOSS)	$(17,576)	$(7,646)	$(36,660)	$276,688	$(6,870,145)

BASIC GAIN (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	102,581,270	102,581,270	102,581,270	102,581,270

The accompanying notes are a integral part of these financials statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2004	477,500	$477	1,335,448	$1,336	$13,808,025	$-	$(15,016,484)	$(1,206,646)

Issuance of preferred shares
for services	114,000	114	-	-	57,342	-	-	57,456

Issuance of common shares
for services	-	-	2,838,811	2,839	1,581,658	-	-	1,584,497

Issuance of common shares for
conversion of preferred shares	(254,050)	(254)	12,985,000	12,985	(5,182)	-	-	7,549

Cancellation of shares	(140,000)	(140)	(94,500)	(95)	235	-	-	-

Issuance of preferred stock
for acquisition of mineral rights	330,000	330	-	-	(156,746)	-	-	(156,416)

Fractional shares issued	-	-	555	-	1,038	-	-	1,038

Issuance of common stock for cash	-	-	9,277,508	9,277	3,274,424	-	-	3,283,701

Issuance of common shares
for acquisition of mineral rights	-	-	42,062,460	42,063	3,099,724	1,000	-	3,142,787

Netloss for the year ended
through December 31, 2004	-	-	-	-	-	-	(5,226,338)	(5,226,338)

Balance, December 31, 2004	527,450	527	68,405,282	68,405	21,660,518	1,000	(20,242,822)	1,487,628

Fractional shares issued	-	-	53,920	53	(53)	-	-	-

Issuance of common shares for
conversion of preferred shares	(301,700)	(301)	30,470,000	30,470	(30,169)	-	-	-

Recission of common stock	-	-	(850,000)	(850)	(878,650)	-	-	(879,500)

Issuance of common stock
for services	-	-	50,000	50	40,450	-	-	40,500

Issuance of common stock for cash	-	-	4,312,534	4,313	916,988	-	-	921,301

Issuance of common shares
for acquisition of mineral rights	-	-	139,534	140	44,860	-	-	45,000

Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	(990,715)	(990,715)

Balance, December 31, 2005	225,750	226	102,581,270	102,581	21,753,944	1,000	(21,233,537)	624,214

Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	(616,443)	(616,443)

Balance, December 31, 2006	225,750	226	102,581,270	102,581	21,753,944	1,000	(21,849,980)	7,771

Net loss for the nine months
ended September 30, 2007	-	-	-	-	-	-	(36,660)	(36,660)

Balance, September 30, 2007	225,750	$226	102,581,270	$102,581	$21,753,944	$1,000	$(21,886,640)	$(28,889)

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
			on January 1,
	For the Nine Months Ended		2004 Through
	September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,660)	$276,688	$(6,870,156)
Discontinued operations	-	-	(116,663)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	713	14,976
Stock issued for services	-	-	1,000,632
Stock based compensation	-	-	531,781
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	(5,934)	(5,227)
Increase (decrease) in accounts payable
and accrued expenses	31,145	(275,731)	418,045

Net Cash Used by
Operating Activities	(5,515)	(4,264)	(5,026,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	(1,785,299)
Loans made	-	-	(915,239)
Proceeds from mineral properties	-	-	551,227
Proceeds from investments	-	-	704,783
Additions to investments	-	-	(1,517,163)

Net Cash Used by Investing Activities	-	-	(2,961,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	-	-	1,664,947
Repayment of loans	-	-	(140,936)
Recission of common stock	-	-	(879,500)
Proceeds from common stock and preferred stock	-	-	7,346,048

Net Cash Provided by
Financing Activities	-	-	7,990,559

NET DECREASE IN CASH	(5,515)	(4,264)	2,256
CASH AT BEGINNING OF PERIOD	7,771	6,825	-

CASH AT END OF PERIOD	$2,256	$2,561	$2,256

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements.  The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full years.

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

No minerals were produced during the three months ended September 30, 2007.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $17,576 for the three months ended September 30, 2007, compared with a net loss of $7,646 for the three months ended September 30, 2006. The Company incurred a net loss of approximately $36,660 for the nine months ended September 30, 2007, compared with a net income of $276,688 for the nine months ended September 30, 2006. The increase in net loss is due to forgiveness of income in 2007.

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

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $21,886,640 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Adam Jenn and our Chief Financial Officer, Mr. Van der Bok Busboom.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

Issuance of Common stock subsequent to September 30, 2007

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

Subsequent to September 30, 2007

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

Effective March 7, 2006 the Board of Directors of the Company engaged Ronald N. Silberstein CPA, PLLC (“Silberstein“) as our new independent auditor. The Company did not consult with Silberstein during the fiscal years ended 2005 and 2004, or during the subsequent interim reporting periods from the last fiscal year ended of December 30, 2004, through and including December 31, 2005, on the application of accounting principles, the type of opinion Silberstein might issue on our financial statements or with respect to any disagreements with or reportable event in connection with the performance of services by Kyle Tingle, the Company’s former independent auditor

Subsequent to September 30, 2007

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