Form 10KSB
period 2007-12-31
U S CANADIAN MINERALS INC
filed 2008-04-25
CIK 1104194

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-31042

U. S. CANADIAN MINERALS, INC.
(Exact name of small business issuer in its charter)

Nevada	33-0843633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
#116 - 936 Peace Portal Drive Blaine, Washington 98230 (Address of principal executive offices)	(702) 357-8722 (Registrant's telephone number)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:	Common Stock, par value $0.001 per share
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

Registrant’s revenues for its most recent fiscal year: $25,524

As of December 31, 2007 the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,048,000 based on the closing trade reported on the Pink Sheets. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

On December 31, 2007 the registrant had 2,995,279 shares of Common Stock, (0.001par value per share) issued and outstanding, and 129,849 shares of Series “A” preferred stock, (0.001par value per share); issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Index to Annual Report

U.S. CANADIAN MINERALS, INC.

Index to

Annual Report of Form 10-KSB

For the Period Ended December 31, 2007

Index to Annual Report

PART I

ITEM 1.               DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

We are a development stage company.  Management has realized, since taking over control of the company in January 2006, that the COD mine is by far the best asset that the company owns due to the in ground valuations from the commercial appraisal completed in November 2006. Subsequently, the Gold Silver Lead Zinc and Copper prices have increased two to three fold. We are looking to attract either a major joint venture partner or a buyer to garner the best value for the company and its shareholders.  See Item 6, Management Discussion and Analysis - Plan of Operations for further information regarding the COD mine.

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

Employees

At December 31, 2007, The Company has no employees as of the date of this report.

Index to Annual Report

At December 31, 2007, the Company had 2 consultants and contractors on staff. As of the date of this report, the Company has 2 consultants and contractors on staff.  The Company also looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants. Management plans to use consultants, attorneys and accountants as necessary. The Company’s performance and success is dependent on management’s ability to raise the necessary funds required to develop, create and execute strategies for the Company.

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

ITEM 2.              DESCRIPTION OF PROPERTY.

In 2007, the Company occupied space rented by an officer. In September 2007, the Company moved to 8000 W. Spring Mountain Road, Suite 1041, Las Vegas, NV 89117.  On April 18, 2008 the Company established its official address as #161 - 936 Peace Portal Drive, Blaine, WA 78230. During 2007 the Company did not own any real property in the United States but did and does as of the date of issuance of the 2007 10KSB own mineral rights in the United States. The company had investment in other organizations which owned interests in  real estate, including mineral and/or mining rights.

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

Index to Annual Report

ITEM 4.                 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On September 10th 2007, a majority of the voting shares of the Company having approved a reverse split of the Company's common shares, the Board of Directors adopted a resolution to reverse split the common shares of the Company 50 to 1 and effectuated the reverse on October 9th, 2007 reducing the issued and outstanding common shares of the Company from 147,262,982 to 2,945,272.

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

FISCAL 2005	HIGH	LOW
Quarter Ended March 31, 2005	$2.70	$0.65
Quarter Ended June 30, 2005	$1.09	$0.39
Quarter Ended September 30, 2005	$0.65	$0.32
Quarter Ended December 31, 2005	$0.53	$0.20

FISCAL 2006
Quarter Ended March 31, 2006	$0.26	$0.05
Quarter Ended June 30, 2006	$0.16	$0.07
Quarter Ended September 30, 2006	$0.12	$0.02
Quarter Ended December 31, 2006	$0.15	$0.001

FISCAL 2007
Quarter Ended March 31, 2007	$0.09	$0.03
Quarter Ended June 30, 2007	$0.04	$0.0001
Quarter Ended September 30, 2007	$0.035	$0.005
Quarter Ended December 31, 2007	$0.35	$0.005

At December 31, 2007, the company had 2,995,279 common shares issued and outstanding, and 129,849 preferred series “A” shares issued and outstanding. The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The company intends to reinvest its earnings, if any are achieved, in the continued development and operations of its business. Any payment of dividends would depend upon the company’s patterns of growth, profitability, financial conditions, and such other factors as the Board of Directors may deem relevant.

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

Holders of Our Common Stock

As of December 31, 2007, we had approximately 5,600 holders of record of our common stock and several other stockholders hold shares in street name.

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

Index to Annual Report

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Shares issued in 2007 were exempt from registration under Section 4(2) of the Securities Act as transactions not involving a public offering.

PREFERRED STOCK - SERIES A

The Company is authorized to issue 1,000,000 shares of its $0.001 par value Series A, B and C preferred stock.

 Issuance of preferred stock in 2007.

NONE

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

Subsequent to December 31, 2007:

NONE AS AT DATE OF ISSUANCE OF 2007 10-KSB

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

Plan of Operation

(i) GENERAL

COD Mine

On May 11, 2004, the Company entered into a joint venture agreement with El Capitan Precious Metals Inc, to acquire 100% ownership of the COD Mine and claims located in Kingman Arizona. The Company was required to contribute 720,000 shares of its common stock to acquire the mine. This joint venture agreement entitled El Capitan Precious Metals Inc to receive 20% of net profit as it relates to the tailings and settlement pond, U S Canadian Minerals Inc, shall retain 100% of any other profit.

Management has realized since taking over control of the company in Jan 2006 that the COD mine is by far the best asset that the Company owns due to the in ground valuations from the commercial appraisal completed in November 2006. Subsequently, the Gold Silver Lead Zinc and Copper prices have increased two to three fold. We are looking to attract either a major joint venture partner or a buyer to garner the best value for the Company's shareholders.

In November 2006 the Company was provided an outside commercial appraisal of COD mine valuing it at $6,800,000. The reserves in the November 2006 appraisal were estimated to yield in ground values of approximately $229,000,000 with eventual recovery of $187,000,000 in revenues. These reserves are broken down between Proven Probable and Possible. The estimated reserves at March 2008 metal prices were estimated to yield in ground values of approximately $615,549,550 with eventual recovery of $502,653,940 in revenues. These estimates were based on gold (22% of total values), silver (28.4%), lead (15.5%), zinc (25.0%), as well as copper (4.0%) prices at March 3, 2008. The reserves are purported to have not been depleted since the date of appraisal. No minerals were produced during the twelve months ended December 31, 2007.

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

Index to Annual Report

Langley Park Investment Trust

The Company also entered into a stock purchase agreement to sell 1,714,000 shares of common stock to an unrelated party at the average per share price of the closing bid of the Company's common stock for the 10 trading days immediately proceeding July 30, 2004. The acquiring entity was to use its shares as consideration for the purchase.  On August 8, 2004 the company issued 1,714,000 shares to Langley Park Investment Trust (LPIT) in exchange for shares of Langley Park Investment Trust. Langley Park Investment Trust is a mutual fund traded on the London AIM exchange investing primarily in microcap mining stocks. The company received 4,958,896 shares of LPIT in exchange for 1,714,000 shares of company stock. In 2005 the company sold 2,479,448shares leaving 2,479,448 shares of LPIT in escrow upon which LPIT held a call option exercisable at 1 pence per share if the company’s stock decreased in value by an agreed upon percentage. Due to the precipitous decline of the value of the company’s stock in 2005 this option became exercisable in October, 2006. LPIT called the stock at 1 pence per share as per the 2004 acquisition agreement. At April 21, 2006 the Company owned 2,479,448 shares in escrow.  Subsequently, in 2006, LPI called such shares at this amount, and the Company owns no shares of LPI trust.

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

Index to Annual Report

 (ii) RESULTS OF OPERATIONS

In 2007 the Company was engaged in development stage activities. The Company continued to invest in the mining operations and activities described above, which included an operating processing plant and mine within the Durango Oro S.A. / Yellow River Mining Company S.A. properties.  The Company had revenues of $25,524.  For the year ended December 31, 2007, the company incurred a loss in the amount of $20,202 compared to a net loss of $811,523 in the previous year. Most of the expenses incurred both years were for office and administrative and consulting fees provided to the Company for the purpose of increasing the Company’s business presence and efforts to develop, and later in 2007 to implement, its business plan. For the 2007 fiscal year, the Company expended $265,710 for professional fees, travel and entertainment, and administration costs.   The costs were financed by the sale of mineral properties.

Liquidity and Capital Resources

The Company has had to rely on funds received from liquidating its mineral properties and loans from related parties. During the year ended December 31, 2006, cash received from the sale of mineral properties was $62,227. During the year ended December 31, 2007, $22,138 was received from related party loans.

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

The Company has earned no significant revenue or profits to date and has disposed of its mining operations in 2007

As of December 31, 2007, the Company had cash on hand of $4,707 compared to $7,771 as December 31, 2006.

Index to Annual Report

For the fiscal year, 2007, the Company incurred a loss in the amount of $240,186 and $118,563 for 2006. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.  In 2007, upon the sale of its interest in the Santa Fe Mining Company, S.A. the company abandoned its business plan as to the conduct of mining interests in Ecuador.  The Company is concentrating its efforts in potential mining activities in Chile and at the COD Mine location in Kingman, Arizona. The Company continues to seek joint ventures, capital infusions, and the best quality properties we can find in order to move forward towards becoming a revenue producing operation.

During the period from February 4, 1999 (date of inception) through December 31, 2007, the Company has incurred an accumulated net loss of $22,069,434 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

As shown in the accompanying financial statements, the Company had revenue of $25,524 from operations in 2007.  Revenues were reported within the Durango Oro, S.A. and Yellow River Mining Company S.A. operations in which we maintained an investment.  However, the revenues were completely offset by expenses and the value of our investments continued to be impaired from 2006 to 2007.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company has entered into no agreements or material transactions subsequent to December 31, 2007, through the date of the independent auditor's report.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing past due required documents for 2004 to 2007 and has also negotiated settlements on pending lawsuits.

The Company as a whole may continue to operate at a loss for an indeterminate period\, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of December 31, 2007, the Company was authorized to issue 200 million shares of common stock.

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

Revenue recognition.  The Company had revenues of $25,524 during 2007.

Receivables.  In 2007 and 2006, the Company had no accounts receivable.

Inventory.  In 2007 and 2006, the Company had no inventory

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

Index to Annual Report

ITEM 7.                  FINANCIAL STATEMENTS.

Index to Financial Statements:

Audited Financial Statements:

F-1	Independent Auditor’s Report for 2007 and 2006

F-2	Statement of Balance Sheets as of December 31, 2007 and 2006

F-3	Statements of Operations For the Years Ended December 31, 2007 and 2006

F-4	Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007 and 2006

F-5	Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

F-6 to F-10	Notes to Financial Statements

Index to Annual Report

THE BLACKWING GROUP, LLC
18921G E VALLEY VIEW PARKWAY #325
INDEPENDENCE, MO 64055
816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

US Canadian Minerals, Inc. (A Development Stage Company)
8000 West Spring Mountain Rd, Suite 1041
Las Vegas, NV 89117

We have audited the accompanying balance sheets of US Canadian Minerals, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of income and changes in member’s equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, these financial statements referred to above present fairly, in all material respects, the financial position of US Canadian Minerals, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  The Blackwing Group, LLC
The Blackwing Group, LLC
Issuing Office: Independence, MO

March 21, 2008

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
		Revised
	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$4,707	$7,771

Total Current Assets	4,707	7,771

TOTAL ASSETS	$4,707	$7,771

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	December 31,
	2007	2006

CURRENT LIABILITIES

Accounts payable and accrued expenses	$-	$-
Due to related parties	22,138	-

Total Current Liabilities	22,138	-

LONG TERM LIABILITIES

Due to related parties - long term	-	-

Total Liabilities	22,138	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 129,849 and 184,235 shares
issued and outstanding,respectively	131	185
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 2,995,279 and 107,455,087
shares issued and outstanding,respectively	2,995	107,455
Treasury stock	1,000	1,000
Additional paid-in capital	22,047,878	21,943,363
Accumulated deficit	(22,069,434)	(22,044,232)

Total Stockholders' Equity (Deficit)	(17,431)	7,771

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,707	$7,771

The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on January 1,
	For the Year Ended		2004 Through
	December 31,		December 31,
	2007	Revised 2006	2007

REVENUES	$25,524	$-	$133,524
COST OF REVENUES	-	-	-
GROSS MARGIN	25,524	-	133,524

OPERATING EXPENSES

General and administrative	265,710	88,527	6,562,330

Total Operating Expenses	265,710	88,527	6,562,330

INCOME (LOSS) FROM OPERATIONS	(240,186)	(88,527)	(6,428,806)

OTHER INCOME AND (EXPENSE)

Interest expense	-	(30,036)	(244,951)
Gain on sale of assets	-	-	41,889

Total Other Income (Expense)	-	(30,036)	(203,062)

LOSS FROM CONTINUING OPERATIONS	(240,186)	(118,563)	(6,631,868)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	214,984	(692,960)	(226,830)

NET LOSS	$(25,202)	$(811,523)	$(6,858,698)

BASIC LOSS PER SHARE
Continuing Operations	$(0.0802)	$(0.0011)
Discontinued Operations	$0.0718	$(0.0064)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,995,279	107,455,087

The accompanying notes are a integral part of these financials statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, January 1, 2006	225,750	226	101,753,270	101,753	21,753,944	1,000	(21,232,709)	624,214

Issuance of common stock for cash			500,000	500	19,500			20,000

Issuance of common stock for cash			320,000	320	14,680			15,000

Issuance of common shares for
conversion of preferred shares	(121,515)	(121)	1,215,150	1,215	(1,094)			-

Issuance of common shares
for services			2,000,000	2,000	98,000			100,000

Issuance of common stock for cash			1,666,667	1,667	58,333			60,000

Issuance of prefered stock
for services	40,000	40						40

Issuance of prefered stock
for services	40,000	40						40

Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	(811,523)	(811,523)
Revised
Balance, December 31, 2006	184,235	$185	107,455,087	$107,455	$21,943,363	$1,000	$(22,044,232)	$7,771

Cancellation of common shares
issued for services	-	-	(628,000)	(628)	628	-	-	-

Issuance of prefered stock
for services	9,333	9						9

Issuance of common stock
for services			339,167	339	-			339

Issuance of prefered stock
for services	16,666	17						17

Recission of common stock			(39,000,500)	(39,001)	39,001			-

Issuance of common stock
bonus for recession of Nevada minerals stock			3,900,400	3,900	-			3,900

Issuance of common stock
for services			1,000,000	1,000	-			1,000

Issuance of common shares for
conversion of preferred shares	(79,885)	(80)	83,500	84	(4)			-

Issuance of common stock
for services			2,655,172	2,655	-			2,655

Issuance of common stock
for services			34,482,758	34,483	-			34,483

Issuance of commons stock
for services			34,482,758	34,483	-			34,483

Reverse stock split 50 to 1			(141,825,063)	(141,825)	64,940			(76,885)

Issuance of common shares for
conversion of preferred shares	(500)	(1)	50,000	50	(50)			-

Net loss for the year
ended December 31, 2007	-	-	-	-	-	-	(25,202)	(25,202)

Balance, December 31, 2007	129,849	$131	2,995,279	$2,995	$22,047,878	$1,000	$(22,069,434)	$(17,430)

The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on January 1,
	For the Years Ended		2004 Through
	December 31,		December 31,
	2007	Revised 2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(240,186)	$(118,563)	$(6,575,802)
Discontinued operations	214,984	(692,960)	(1,149,801)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	14,976
Stock issued for services	-	-	1,000,632
Stock based compensation	-	-	531,781
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	-	(5,227)
Increase (decrease) in accounts payable
and accrued expenses	-	-	386,900

Net Cash Used by
Operating Activities	(25,202)	(811,523)	(5,796,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	(1,785,299)
Loans made	-	-	(915,239)
Proceeds from mineral properties	-	62,227	551,227
Proceeds from investments	-	-	704,783
Additions to investments	-	-	(1,517,163)

Net Cash Used by Investing Activities	-	62,227	(2,961,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	22,138	555,162	2,242,247
Repayment of loans	-	-	(140,936)
Recission of common stock	-	-	(879,500)
Proceeds from common stock and preferred stock	-	195,080	7,541,128

Net Cash Provided by
Financing Activities	22,138	750,242	8,762,939

NET DECREASE IN CASH	(3,064)	946	4,707
CASH AT BEGINNING OF PERIOD	7,771	6,825	-

CASH AT END OF PERIOD	$4,707	$7,771	$4,707

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$30,036	$161,832
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000

The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007 and 2006

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

CAPITAL CHANGES: In December 2003, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-100 reverse stock split. Effective January 20, 2004 the Company’s Board of Directors adopted a resolution whereby it approved a 1-for-125 reverse stock split. Accordingly, the accompanying financial statements have been retroactively restated to reflect the stock splits as if such stock splits occurred as of the Company's date of inception. Effective October 25, 2004 the Company’s Board of Directors adopted a resolution whereby it approved a 3-for-1 forward stock split of the Company’s common shares and Preferred Series A shares. In October 2007, the Company’s Board of Directors adopted a resolution whereby approving a 1-to-50 reverse stock split.

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
December 31, 2007 and 2006

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

Basic Loss per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2007 and 2006.

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Loss (numerator)	$(240,186)	$(989,887)
Shares (denominator)	2,995,279	107,445,087
Per share amount	$(0.0802)	$(0.0011)

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company incurred no advertising expense during 2007 and 2006.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 31, 2007, the Company’s bank deposits did not exceed the insured amounts.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Notes to Financial Statements
December 31, 2007 and 2006

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006
Book income	$(240,186)	$(118,563)
Common stock issued for services	(1,452,413)	(100,000)
Valuation allowance	$1,692,599	$218,563

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
NOL Carryover	$1,753,667	$1,728,465
Valuation allowance	(1,753,677)	(1,728,465)

Net deferred tax asset	$-0-	$-0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,753,677 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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
December 31, 2007 and 2006

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
December 31, 2007 and 2006

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

During 2007, the company borrowed $22,138 form an officer of the Company to continue operations. No formal agreement for the repayment of these funds exists.

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

Index to Annual Report

Based upon their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

A material weakness existed as of December 31, 2005, with regard to insufficient personnel in the accounting and financial reporting function due to the size of our Company which prevented our ability to employ sufficient resources to have adequate segregation of duties within the internal control system.  This material weakness affected management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

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

In order to remediate these material weaknesses in our internal control over financial reporting,  the new management, who started in January of 2006, designed and implemented  new procedures and are continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of the Company’s financial statements.  Management is continuing to monitor, evaluate, and test the operating effectiveness of these controls.

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

PART III

ITEM 9.               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of December 31, 2007.   The directors serve for a term of one year or until the next annual meeting of the shareholders.  Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Adam Jenn Van der Bok Busboom	51 52	Chief Executive Officer, President and Chairman of the Board of Directors. Chief Financial Officer ,Secretary and Treasurer, Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Adam Jenn.  Mr. Jenn is an experienced senior management professional in the Automotive and Mining industry. He has over 25 years experience in marketing, sales, and executive management positions.

Van der Bok Busboom. Mr. Busboom has over 25 years experience working in Fixed Income, Capital, and Commodity markets.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders, until they resign or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There is no family relationships between or among the directors and executive officers.

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

For the fiscal year ending December 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

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

Code of Ethics

As of  January 3, 2007 management adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

ITEM 10.            EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons in total annual salary and bonus, for all services rendered in all capacities to the company, for the fiscal years ended December 31, 2006.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Adam Jenn CEO and Director Van der Bok Busboom CFO Director	2007 2007	180,000 180,000	- -	- -	- -	- -	- -	- -	180,000 180,000

1)	Compensation to CEO and CFO in 2007 consisted of $45,000 each in Cash , the balance is still owed by the Company.
2)	Consulting Agreements with both the CEO and the CFO provide for bonuses of 1,000,000 common shares each for the completion of the 2004 and the completion of the 2005 audit.

3)	Consulting agreements with both the CEO and the CFO provide for a bonus of 10% of any Capital or value brought into the Company by them.

Index to Annual Report

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 2007 to our executive officers and directors.  There were a total of 0 stock options outstanding as at December 31, 2007.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. Other than as noted in the footnotes to “Executive Compensation” we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

There are arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,995,279 shares of common stock issued and outstanding and 129,849 shares of Preferred A stock issued and outstanding on December 31, 2007.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common Preferred “A”	Adam Jenn (First Star Strategies Inc) Van der Bok Busboom (Maria Regina Caeli Management Corp) Adam Jenn (First Star Strategies Inc) Van der Bok Busboom (Maria Regina Caeli Management Corp)	767,579 767,579 56,666 49,333	25.62% 25.62% 43.64% 37.99%
Total of All Directors and Executive Officers:		1,535,158 common 105,999 Preferred “A”	51.24% 81.63%

More Than 5% Beneficial Owners: NIL
Total of More Than 5% Beneficial Owners:		NIL

Index to Annual Report

CHANGE IN CONTROL

The Company is not aware on any arrangement that would upset the control mechanisms currently in place. Management perceives it inconceivable that a third party could successfully undertake a hostile takeover of the Company.

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

* Audit Fees paid to the Company’s auditor, Ronald Serota, CPA, P.C.

** Audit Fees paid to the Company’s auditor, The Black Wing Group, LLC CPA

*** Audit Fees paid to the Company’s auditor, The Black Wing Group, LLC CPA

Calendar Year-end	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2005	$38,000 *	-0-	-0-	-0-
2006	$3,000 **	-0-	-0-	-0-
2007	$4,500 ***	-0-	-0-	-0-

Index to Annual Report

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CANADIAN MINERALS, INC.

By: /s/ Adam Jenn	Date: April 24, 2008
Adam Jenn
President, CEO, Director

Index to Annual Report