Form 10QSB
period 2008-03-31
U S CANADIAN MINERALS INC
filed 2008-05-15
CIK 1104194

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  The registrant had 4,596,879 shares of Common Stock, (0.001par value per share) issued and outstanding, and 133,833shares of Series “A” preferred stock, (0.001par value per share); issued and outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ITEM 1.   FINANCIAL INFORMATION

U.S. CANADIAN MINERALS, INC.
FINANCIAL STATEMENTS

MARCH 31, 2008

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$2,575	$4,707

Total Current Assets	2,575	4,707

TOTAL ASSETS	$2,575	$4,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Due to related parties	$125,621	$22,138

Total Current Liabilities	125,621	22,138

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 134,333 and 129,849 shares
issued and outstanding,respectively	134	130
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 4,546,879 and 2,995,279
shares issued and outstanding,respectively	4,547	2,995
Treasury stock	1,000	1,000
Additional paid-in capital	22,046,342	22,047,878
Accumulated deficit	(22,175,069)	(22,069,434)

Total Stockholders' Equity (Deficit)	(123,046)	(17,431)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,575	$4,707

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)
			From Inception
			on January 1,
	For the Three Months Ended		2004 Through
	March 31,		March 31,
	2008	2007	2007

REVENUES	$3,000	$9,378	$136,524
COST OF REVENUES	-	-	-
GROSS MARGIN	3,000	9,378	136,524

OPERATING EXPENSES

General and administrative	108,222	18,032	6,670,552

Total Operating Expenses	108,222	18,032	6,670,552

INCOME (LOSS) FROM OPERATIONS	(105,222)	(8,654)	(6,534,028)

OTHER INCOME AND (EXPENSE)

Interest expense	(413)	(7,509)	(245,364)
Gain on sale of assets	-	-	41,889

Total Other Income (Expense)	(413)	(7,509)	(203,475)

LOSS FROM CONTINUING OPERATIONS	(105,635)	(16,163)	(6,737,503)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	-	(226,830)

NET LOSS	$(105,635)	$(16,163)	$(6,964,333)

BASIC LOSS PER SHARE
Continuing Operations	$(0.03)	$(0.01)
Discontinued Operations	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,771,079	2,190,912

The accompanying notes are a integral part of these financials statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, January 1, 2006	225,750	$226	101,753,270	$101,753	$21,753,944	$1,000	$(21,232,709)	$624,214

Issuance of common stock for cash	-	-	500,000	500	19,500	-	-	20,000

Issuance of common stock for cash	-	-	320,000	320	14,680	-	-	15,000

Issuance of common shares for
conversion of preferred shares	(121,515)	(121)	1,215,150	1,215	(1,094)	-	-	-

Issuance of common stock
for services	-	-	2,000,000	2,000	98,000	-	-	100,000

Issuance of common stock for cash	-	-	1,666,667	1,667	58,333	-	-	60,000

Issuance of preferred stock
for services	40,000	40	-	-	-	-	-	40

Issuance of preferred stock
for services	40,000	40	-	-	-	-	-	40

Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	(811,523)	(811,523)

Balance, December 31, 2006	184,235	$185	107,455,087	$107,455	$21,943,363	$1,000	$(22,044,232)	$7,771

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2006	184,235	$185	107,455,087	$107,455	$21,943,363	$1,000	$(22,044,232)	$7,771

Cancellation of common shares
issued for services	-	-	(628,000)	(628)	628	-	-	-

Issuance of preferred stock
for services	9,333	9	-	-	-	-	-	9

Issuance of common stock
for services	-	-	339,167	339	-	-	-	339

Issuance of preferred stock
for services	16,666	17	-	-	-	-	-	17

Recission of common stock	-	-	(39,000,500)	(39,001)	39,001	-	-	-

Issuance of common stock bonus
for recission of Nevada
mineral stock	-	-	3,900,400	3,900	-	-	-	3,900

Issuance of common stock
for services	-	-	1,000,000	1,000	-	-	-	1,000

Issuance of common shares for
conversion of preferred shares	(79,885)	(80)	83,500	84	(4)	-	-	-

Issuance of common stock
for services	-	-	2,655,172	2,655	-	-	-	2,655

Issuance of common stock
for services	-	-	34,482,758	34,483	-	-	-	34,483

Issuance of common stock
for services	-	-	34,482,758	34,483	-	-	-	34,483

Reverse stock split (50 to 1)	-	-	(141,825,063)	(141,825)	64,940	-	-	(76,885)

Issuance of common shares for
conversion of preferred shares	(500)	(1)	50,000	50	(50)	-	-	(1)

Net loss for the year
ended December 31, 2007	-	-	-	-	-	-	(25,202)	(25,202)

Balance, December 31, 2007	129,849	$130	2,995,279	$2,995	$22,047,878	$1,000	$(22,069,434)	$(17,431)

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2007	129,849	$130	2,995,279	$2,995	$22,047,878	$1,000	$(22,069,434)	$(17,431)

Issuance of common shares for
conversion of preferred shares	(15,516)	(16)	1,551,600	1,552	(1,536)	-	-	-

Issuance of preferred stock
for services	20,000	20	-	-	-	-	-	20

Net loss for the three months
ended March 31, 2008	-	-	-	-	-	-	(105,635)	(105,635)

Balance, March 31, 2008	134,333	$134	4,546,879	$4,547	$22,046,342	$1,000	$(22,175,069)	$(123,046)

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
			From Inception
			on January 1,
	For the Three Months Ended		2004 Through
	March 31,		March 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(105,635)	$(16,163)	$(6,681,437)
Discontinued operations	-	-	(1,149,801)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	14,976
Stock issued for services	-	-	1,000,632
Stock based compensation	-	-	531,781
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	-	(5,227)
Increase (decrease) in due to related parties	103,503	-	103,503
Increase (decrease) in accounts payable
and accrued expenses	-	10,515	386,900

Net Cash Used in Operating Activities	(2,132)	(5,648)	(5,798,673)

INVESTING ACTIVITIES
Additions to property and equipment	-	-	(1,785,299)
Loans made	-	-	(915,239)
Proceeds from mineral properties	-	-	551,227
Proceeds from investments	-	-	704,783
Additions to investments	-	-	(1,517,163)

Net Cash Used in Investing Activities	-	-	(2,961,691)

FINANCING ACTIVITIES
Proceeds from loans	-	-	2,242,247
Repayment of loans	-	-	(140,936)
Recission of common stock	-	-	(879,500)
Proceeds from common stock and preferred stock	-	-	7,541,128

Net Cash Provided by
Financing Activities	-	-	8,762,939

NET DECREASE IN CASH	(2,132)	(5,648)	2,575
CASH AT BEGINNING OF PERIOD	4,707	7,771	-

CASH AT END OF PERIOD	$2,575	$2,123	$2,575

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full years.

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

COD Mine

On May 11, 2004, the Company entered into a joint venture agreement with El Capitan Precious Metals Inc. to acquire 80% ownership of the COD mine and claims located in Kingman Arizona. The Company was required to contribute 720,000 shares of its common stock to acquire this 80% interest in the mine. This joint venture agreement entitles El Capitan Precious Metals Inc to receive 20%.of net profit.

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

No minerals were produced during the three months ended March 31, 2008.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $105,635 for the three months ended March 31, 2008, compared with a net loss of $ 16,163 for the three months ended March 31, 2008. The increase was due to the costs incurred in bringing the Company’s securities filings current and expenses incurred seeking new mineral projects.

The Company’s 2008 activities were financed primarily through loans from management.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2007 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

WRITE-DOWN OF PROPERTY ASSETS - MINERAL RIGHTS AND INVESTMENT ASSETS

In the 1st Quarter of 2008 there were no write downs or impairments of value of property assets, mineral rights or investment assets.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Adam Jenn and our Chief Financial Officer, Mr. Van der Bok Busboom.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

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

On April 25, 2008, U S Canadian Minerals Inc was served with a civil suit by Steven M Brewer.  Within 48 hours, we reached a verbal agreement with Mr. Brewer concerning these allegations wherein he agreed to drop the suit. The next day he verbally assured us that he was at the Las Vegas courthouse withdrawing the suit. Contrary to his word to us he, without notifying us, kept the suit filed, in contravention of our agreement. This suit is without merit and is frivolous.  We will vigorously defend the Company.  Furthermore, we will pursue all avenues available to us to seek remedy for the Company.  It is our intention to file countersuit against Mr. Brewer..

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

COMMON STOCK

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock.

On November 19, 2007 50,000 common shares of the Company were issued for conversion of 500 Preferred “A” shares of the Company

On April 28, 2007 1,551,600 common shares were issued for conversion of 15,516 Preferred “A” shares of the Company.

On April 28, 2007 20,000 Preferred“A” shares of the Company were issued for services

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

Under SEC procedures, the Company has the opportunity to respond to the SEC staff before the staff makes a formal recommendation regarding any action to be taken against the Company by the SEC. Management through its counsel responded to the SEC within the required time period and has since complied with conditions set forth by the SEC that the Company become “current” with required filings under the Securities Exchange Act of 1934. As of April 25 2008, upon filing of the  Form-10KSB for 2007, the Company is current with its filings under the Securities and Exchange Act of 1934.

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

Date:  May 15, 2008

U.S. Canadian Minerals, Inc.
Registrant

By: /s/Adam Jenn
Adam Jenn Chief Executive Officer and Director