Form 10-Q
period 2008-06-30
U S CANADIAN MINERALS INC
filed 2008-08-14
CIK 1104194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to __________

Commission File Number: 000-31042

U S Canadian Minerals Inc
(Exact name of registrant as specified in its charter)

Nevada	33-0843633
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

161-936 Peace Portal Drive, Blaine Washington 98230
(Address of principal executive offices)

702-357-8722
(Registrant’s telephone number, including area code)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  4,666,489 common shares and 134,333 Preferred “A” shares as of June 30, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Condensed Balance Sheet as of June 30, 2008;
F-2	Unaudited Condensed Statements of Operations for the three months and six months ended June 30, 2008 and 2007 and from inception on February 4, 1999 to June 30, 2008;
F-3	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and from inception on February 4, 1999 to June 30, 2008;
F-4	Unaudited Condensed Statement of Changes in Stockholders' Equity from inception on February 4, 1999 to June 30, 2008;
F-6	Notes to Unaudited Condensed Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$2,662	$4,707

Total Current Assets	2,662	4,707

TOTAL ASSETS	$2,662	$4,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued expenses	$508,396	$-
Due to related parties	22,662	22,138

Total Current Liabilities	531,058	22,138

LONG TERM LIABILITIES

Due to related parties - long term	-	-

Total Liabilities	531,058	22,138

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 134,333 and 129,849 shares
issued and outstanding,respectively	134	130
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 4,546,879 and 2,995,279
shares issued and outstanding,respectively	4,547	2,995
Treasury stock	1,000	1,000
Additional paid-in capital	22,612,282	22,613,818
Accumulated deficit	(23,146,360)	(22,635,375)

Total Stockholders' Equity (Deficit)	(528,396)	(17,431)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,662	$4,707

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Operations

					From Inception
					on January 1,
	For the Three Months Ended		For the Six Months Ended		2004 Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2007

REVENUES	$-	$16,146	$3,000	$25,524	$133,524
COST OF REVENUES	-	-	-	-	-
GROSS MARGIN	-	16,146	3,000	25,524	133,524

OPERATING EXPENSES

General and administrative	403,579	11,558	511,801	29,590	7,128,271

Total Operating Expenses	403,579	11,558	511,801	29,590	7,128,271

INCOME (LOSS) FROM OPERATIONS	(403,579)	4,588	(508,801)	(4,066)	(6,994,747)

OTHER INCOME AND (EXPENSE)

Interest expense	(1,771)	(7,509)	(2,184)	(15,018)	(244,951)
Gain on sale of assets	-	-	-	-	41,889

Total Other Income (Expense)	(1,771)	(7,509)	(2,184)	(15,018)	(203,062)

LOSS FROM CONTINUING OPERATIONS	(405,350)	(2,921)	(510,985)	(19,084)	(7,197,809)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-	(226,830)

NET LOSS	$(405,350)	$(2,921)	$(510,985)	$(19,084)	$(7,424,639)

BASIC LOSS PER SHARE
Continuing Operations	$(0.09)	$(0.00)	$(0.13)	$(0.00)
Discontinued Operations	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,546,879	2,051,625	4,029,679	2,051,625

The accompanying notes are a integral part of these financials statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on January 1,
	For the Six Months Ended		2004 Through
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(510,985)	$(19,084)	$(7,652,728)
Discontinued operations	-	-	(1,149,801)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued for services	20	-	20
Depreciation expense	-	-	14,976
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	-	(5,227)
Increase (decrease) in accounts payable
and accrued expenses	508,396	15,218	895,296

Net Cash Used by
Operating Activities	(2,569)	(3,866)	(7,897,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	(1,785,299)
Loans made	-	-	(915,239)
Proceeds from mineral properties	-	-	551,227
Proceeds from investments	-	-	704,783
Additions to investments	-	-	(1,517,163)

Net Cash Used by Investing Activities	-	-	(2,961,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	524	-	2,242,771
Repayment of loans	-	-	(140,936)
Recission of common stock	-	-	(879,500)
Reverse stock split	-	-	(76,859)
Stock based compensation	-	-	856,609
Stock issued for services	-	-	1,318,604
Proceeds from common stock and preferred stock	-	-	7,541,128

Net Cash Provided by
Financing Activities	524	-	10,861,817

NET DECREASE IN CASH	(2,045)	(3,866)	2,662
CASH AT BEGINNING OF PERIOD	4,707	7,771	-

CASH AT END OF PERIOD	$2,662	$3,905	$2,662

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, January 1, 2006	225,750	226	101,753,270	101,753	21,753,944	1,000	(21,232,709)	624,214

Issuance of common stock for cash			500,000	500	19,500			20,000

Issuance of common stock for cash			320,000	320	14,680			15,000

Issuance of common shares for
conversion of preferred shares	(121,515)	(121)	1,215,150	1,215	(1,094)			-

Issuance of common shares
for services			2,000,000	2,000	98,000			100,000

Issuance of common stock for cash			1,666,667	1,667	58,333			60,000

Issuance of prefered stock
for services	40,000	40						40

Issuance of prefered stock
for services	40,000	40						40

Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	(19,084)	(19,084)

Balance, December 31, 2006	184,235	185	2,149,102	107,455	21,943,363	1,000	(21,251,793)	800,210
with retroactive treatment of 50 to 1
split

Cancellation of common shares
issued for services	-	-	(628,000)	(628)	628	-	-	-

Issuance of prefered stock
for services	9,333	9						9

Issuance of common stock
for services			339,167	339	9,836			10,175

Issuance of prefered stock
for services	16,666	17						17

Recission of common stock			(39,000,500)	(39,001)	39,001			-

Issuance of common stock
bonus for recession of Nevada minerals stock			3,900,400	3,900	210,622			214,522

Issuance of common stock
for services			1,000,000	1,000	59,000			60,000

Issuance of common shares for
conversion of preferred shares	(79,885)	(80)	83,500	84	(4)			-

Issuance of common stock
for services			2,655,172	2,655	10,620			13,275

Issuance of common stock
stock based compensation			34,482,758	34,483	137,931			172,414

Issuance of commons stock
stock based compensation			34,482,758	34,483	137,931			172,414

Reverse stock split 50 to 1			(141,825,063)	(141,825)	64,940			(76,885)

Issuance of common shares for
conversion of preferred shares	(500)	(1)	50,000	50	(50)			-

Net loss for the year
ended December 31, 2007	-	-	-	-	-	-	(510,985)	(510,985)

Balance, December 31, 2007	129,849	$131	2,995,279	$2,995	$22,613,818	$1,000	$(21,762,778)	$855,166

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2007	129,849	$130	2,995,279	$2,995	$22,613,818	$1,000	$(22,069,434)	$(17,431)

Issuance of common shares for
conversion of preferred shares	(15,516)	(16)	1,551,600	1,552	(1,536)	-	-	-

Issuance of preferred stock
for services	20,000	20	-	-	-	-	-	20

Net loss for the six months
ended June 30, 2008	-	-	-	-	-	-	(510,985)	(510,985)

Balance, June 30, 2008	134,333	$134	4,546,879	$4,547	$22,612,282	$1,000	$(22,580,419)	$(528,396)

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results ofOperations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which are incorporated herein by reference, could affect the our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of,  U S Canadian Minerals Inc .  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”). Our website address is www.uscanadianminerals.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Annual Report, the terms “we,” “us,” “our,”  “the Corporation”, “the Company” and “U S Canadian” means U S Canadian Minerals Inc unless otherwise indicated.

Business of Issuer

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

In November 2006 the Company was provided an outside commercial appraisal of COD mine valuing it at $6,800,000. The reserves in the November 2006 appraisal were estimated to yield in ground values of approximately $229,000,000 and eventual recovery of $187,000,000 in revenues, these reserves are broken down between Proven Probable and Possible. The estimated reserves at March 2008 metal prices were estimated to yield in ground values of approximately $615,549,550 and eventual recovery of $502,653,940 in revenues. These estimates were based on gold (22% of total values), silver (28.4%), lead (15.5%), zinc (25.0%), as well as copper (4.0%) prices at March 31, 2008.

The reserves for which the Company obtained mineral rights through the El Capitan joint venture agreement were "proven or probable" that is, the Company had been provided an outside commercial appraisal of the estimated value of the property "as is" for $5,000,000The reserves are purported to have not been depleted since the date of the appraisal. No minerals were produced during the six months ended June 30, 2008.

No minerals were produced during the three months ended June 30, 2008.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $405,350 for the three months ended June 30, 2008, compared with a net loss of $ 2,921 for the three months ended June 30, 2008. The increase was due to the costs incurred in bringing the Company’s securities filings current and expenses incurred seeking new mineral projects. The Company incurred a net loss of approximately $510,985 for the six months ended June 30, 2008, compared with a net loss of $19,084 for the six months ended June 30, 2008. The increase was due to the costs incurred in bringing the Company’s securities filings current and expenses incurred seeking new mineral projects.

The Company’s 2008 activities were financed primarily through loans from management.

Liquidity and Capital Resources

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

In their report on the Company’s financial statements as of and for the period ended on December 31, 2007 the Company’s independent auditors expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

WRITE-DOWN OF PROPERTY ASSETS - MINERAL RIGHTS AND INVESTMENT ASSETS

In the 2nd Quarter of 2008 there were no write downs or impairments of value of property assets, mineral rights or investment assets.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $23,146,360 since inception. To achieve profitable operations, we require additional capital for obtaining producing oil and gas properties through either the purchase of producing wells or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our products under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that we have no accounting policies that fit this definition.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Non-applicable to smaller reporting companies pursuant to Item 305(e) of Regulation S-K.

Item 4T .     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Adam Jenn and our Chief Financial Officer, Mr. Van der Bok Busboom.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

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

PART II – OTHER INFORMATION

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

On April 25, 2008, U S Canadian Minerals Inc was served with a civil suit by Steven M Brewer.  Within 48 hours, we reached a verbal agreement with Mr. Brewer concerning these allegations wherein he agreed to drop the suit. The next day he verbally assured us that he was at the Las Vegas courthouse withdrawing the suit. Contrary to his word to us he, without notifying us, kept the suit filed, in contravention of our agreement. This suit is without merit and is frivolous.  We will vigorously defend the Company.  Furthermore, we will pursue all avenues available to us to seek remedy for the Company.  It is our intention to file countersuit against Mr. Brewer.

Item 1A.      Risk Factors

Non-applicable to smaller reporting companies.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2008 the Corporation issued 10,000 shares common 144 for cash investment

On June 19, 2008 the Corporation issued 50,000 shares common 144 for repayment of debt

On June 19, 2008 the Corporation issued 30,000 shares common 144 for services

On June 19, 2008 the Corporation issued 18,000 shares common 144 for cash investment

Subsequent to June 30, 2008

On Aug 7, 2008 the Corporation permitted the conversion of 4634 Preferred “A” shares into 463,400 shares of 144(b)(1) stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

Item 5.     Other Information

Information from current reports recently filed by the Company on Form 8-K

No 8Ks filed in 2nd Quarter of 2008

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

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U S Canadian Minerals, Inc.

Date:	August 14, 2008

By: /s/ Adam Jenn Adam Jenn Title: President, Chief Executive Officer and Director
Date:	August 14, 2008
By: /s/ Van der Bok Busboom Van der Bok Busboom Title: Chief Financial Officer and Director