Form 10KSB/A
period 2007-12-31
U S CANADIAN MINERALS INC
filed 2008-08-25
CIK 1104194

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(*Amendment No. 1)

(Mark one)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-31042

U. S. CANADIAN MINERALS, INC.
(Exact name of small business issuer in its charter)

Nevada	33-0843633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
#161 - 936 Peace Portal Drive Blaine, Washington 98230 (Address of principal executive offices)	(702) 357-8722 (Registrant's telephone number)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:	Common Stock, par value $0.001 per share
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

Index to Annual Report

For the fiscal year, 2007, the Company incurred a loss in the amount of $651,143 (see note 6 to revised financial statements)  and $118,563 for 2006. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.  In 2007, upon the sale of its interest in the Santa Fe Mining Company, S.A. the company abandoned its business plan as to the conduct of mining interests in Ecuador.  The Company is concentrating its efforts in potential mining activities in Chile and at the COD Mine location in Kingman, Arizona. The Company continues to seek joint ventures, capital infusions, and the best quality properties we can find in order to move forward towards becoming a revenue producing operation.

During the period from February 4, 1999 (date of inception) through December 31, 2007, the Company has incurred an accumulated net loss of $22,695,375 (see note 6 to revised financial statements)  and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Index to Annual Report

ITEM 7.                  FINANCIAL STATEMENTS.

Index to Financial Statements:

Revised Audited Financial Statements:

F-1	Revised Independent Auditor’s Report for 2007 and 2006

F-2	Revised Statement of Balance Sheets as of December 31, 2007 and 2006

F-3	Revised Statements of Operations For the Years Ended December 31, 2007 and 2006

F-4	Revised Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007 and 2006

F-7	Revised Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

F-8 to F-14	Revised Notes to Financial Statements

Index to Annual Report

THE BLACKWING GROUP, LLC
18921G E VALLEY VIEW PARKWAY #325
INDEPENDENCE, MO 64055
816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

US Canadian Minerals, Inc. (A Development Stage Company)
161-936 Peace Portal Drive
Blaine, WA 98230

We have audited the accompanying revised balance sheets of US Canadian Minerals, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of income and changes in member’s equity, and cash flows for the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, these revised financial statements referred to above present fairly, in all material respects, the financial position of US Canadian Minerals, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 5 . The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Blackwing Group, LLC
The Blackwing Group, LLC
Issuing Office: Independence, MO

August 20, 2008

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Revised Balance Sheets

ASSETS
	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$4,707	$7,771

Total Current Assets	4,707	7,771

TOTAL ASSETS	$4,707	$7,771

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	December 31,
	2007	2006

CURRENT LIABILITIES

Accounts payable and accrued expenses	$-	$-
Due to related parties	22,138	-

Total Current Liabilities	22,138	-

LONG TERM LIABILITIES

Due to related parties - long term	-	-

Total Liabilities	22,138	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 129,849 and 184,235 shares
issued and outstanding,respectively	131	185
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 2,995,279 and 2,149,102
shares issued and outstanding,respectively	3,995	107,455
Treasury stock	1,000	1,000
Additional paid-in capital	22,672,818	21,943,363
Accumulated deficit	(22,695,375)	(22,044,232)

Total Stockholders' Equity (Deficit)	(17,431)	7,771

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,707	$7,771

Note: For red highlighted items see Note 6
The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Revised Statements of Operations

			From Inception
			on January 1,
	For the Year Ended		2004 Through
	December 31,		December 31,
	2007	Revised 2006	2007

REVENUES	$25,524	$-	$133,524
COST OF REVENUES	-	-	-
GROSS MARGIN	25,524	-	133,524

OPERATING EXPENSES

General and administrative	891,651	88,527	6,562,330

Total Operating Expenses	265,710	88,527	6,562,330

INCOME (LOSS) FROM OPERATIONS	(240,186)	(88,527)	(6,428,806)

OTHER INCOME AND (EXPENSE)

Interest expense	-	(30,036)	(244,951)
Gain on sale of assets	214,984	-	41,889

Total Other Income (Expense)	-	(30,036)	(203,062)

LOSS FROM CONTINUING OPERATIONS	(240,186)	(118,563)	(6,631,868)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	214,984	(692,960)	(226,830)

NET LOSS	$(25,202)	$(811,523)	$(6,858,698)

BASIC LOSS PER SHARE
Continuing Operations	$(0.2346)	$(0.0560)
Discontinued Operations	$0.0000	$(0.3273)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,775,334	2,117,240

Note: For red highlighted items see Note 6

The accompanying notes are a integral part of these financials statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Revised Statements of Stockholders' Equity (Deficit)

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

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Revised Statement of Stockholders' Equity (Deficit)

Issuance of common shares
for acquisition of mineral rights	-	-	139,534	140	44,860	-	-	45,000

Recission of common stock			(828,000)	(828)				(828)

Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	(989,887)	(989,887)

Balance, January 1, 2006	225,750	226	101,753,270	101,753	21,753,944	1,000	(21,232,709)	624,214

Issuance of common stock for cash			500,000	500	19,500			20,000

Issuance of common stock for cash			320,000	320	14,680			15,000

Issuance of common shares for
conversion of preferred shares	(121,515)	(121)	1,215,150	1,215	(1,094)			-

Issuance of common shares
for services			2,000,000	2,000	98,000			100,000

Issuance of common stock for cash			1,666,667	1,667	58,333			60,000

Issuance of prefered stock
for services	40,000	40						40

Issuance of prefered stock
for services	40,000	40						40

Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	(811,523)	(811,523)

Balance, December 31, 2006	184,235	$185	2,149,102	$107,455	$21,943,363	$1,000	$(22,044,232)	$7,771

Cancellation of common shares
issued for services	-	-	(628,000)	(628)	628	-	-	-

Issuance of prefered stock
for services	9,333	9						9
The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Revised Statements of Stockholders' Equity (Deficit)

Issuance of common stock
for services			339,167	339	9,836			10,175

Issuance of prefered stock
for services	16,666	17						17

Recission of common stock			(39,000,500)	(39,001)	39,001			-

Issuance of common stock
bonus for recession of Nevada minerals stock			3,900,400	3,900	210,622			214,522

Issuance of common stock
for services			2,000,000	2,000	118,000			120,000

Issuance of common shares for
conversion of preferred shares	(79,885)	(80)	83,500	84	(4)			-

Issuance of common stock
for services			2,655,172	2,655	10,620			13,275

Issuance of common stock
stock based compensation			34,482,758	34,483	137,931			172,414

Issuance of commons stock
stock based compensation			34,482,758	34,483	137,931			172,414

Issuance of common shares for
conversion of preferred shares	(500)	(1)	50,000	50	(50)			-

Reverse stock split 50 to 1			(141,825,063)	(141,825)	64,940			(76,885)

Net loss for the year
ended December 31, 2007	-	-	-	-	-	-	(651,143)	(651,143)

Balance, December 31, 2007	129,849	$131	2,995,279	$3,995	$22,672,818	$1,000	$(22,695,375)	$(17,431)
Note: See Note 6
Note: For red highlighted items see Note 6
The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Revised Statements of Cash Flows
			From Inception
			on January 1,
	For the Years Ended		2004 Through
	December 31,		December 31,
	2007	Revised 2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(240,186)	$(118,563)	$(6,575,802)
Discontinued operations	214,984	(692,960)	(1,149,801)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	14,976
Stock issued for services	-	-	1,000,632
Stock based compensation	-	-	531,781
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	-	(5,227)
Increase (decrease) in accounts payable
and accrued expenses	-	-	386,900

Net Cash Used by
Operating Activities	(25,202)	(811,523)	(5,796,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	(1,785,299)
Loans made	-	-	(915,239)
Proceeds from mineral properties	-	62,227	551,227
Proceeds from investments	-	-	704,783
Additions to investments	-	-	(1,517,163)

Net Cash Used by Investing Activities	-	62,227	(2,961,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	22,138	555,162	2,242,247
Repayment of loans	-	-	(140,936)
Recission of common stock	-	-	(879,500)
Stock based compensation	384,828	-	856,609
Stock issued for services	317,972	-	1,318,604
Proceeds from common stock and preferred stock	-	195,080	7,541,128

Net Cash Provided by
Financing Activities	22,138	750,242	8,762,939

NET DECREASE IN CASH	(3,064)	946	4,707
CASH AT BEGINNING OF PERIOD	7,771	6,825	-

CASH AT END OF PERIOD	$4,707	$7,771	$4,707

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$30,036	$161,832
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000
Note: For red highlighted items see Note 6
The accompanying notes are an integral part of these financial statements.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Revised Notes to Financial Statements
December 31, 2007 and 2006

A summary of significant accounting policies of U.S. Canadian Minerals, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.”

This statement has been added to assure stockholders that the disclosures in this submittal are complete.

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES

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

CAPITAL CHANGES: In December 2003, the Company's Board of Directors adopted a resolution whereby it approved a 1-for-100 reverse stock split. Effective January 20, 2004 the Company’s Board of Directors adopted a resolution whereby it approved a 1-for-125 reverse stock split. Accordingly, the accompanying financial statements have been retroactively restated to reflect the stock splits as if such stock splits occurred as of the Company's date of inception. Effective October 25, 2004 the Company’s Board of Directors adopted a resolution whereby it approved a 3-for-1 forward stock split of the Company’s common shares and Preferred Series A shares. In October 2007, the Company’s Board of Directors adopted a resolution whereby it approved a 1-for-50 reverse stock split. All capital amounts reported in these financial statements reflect the retroactive treatment of this resolution.

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Revised Notes to Financial Statements
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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.   Revenue Recognition

Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collection is reasonably assured.

b.   Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 years.  Depreciation is computed using the straight-line method when the assets are placed in service.

c.   Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

d.   Basic Loss per Share

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

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Loss (numerator)	$(651,143)	$(811,523)
Shares (denominator)	2,765,615	2,117,241
Per share amount	$(0.2354)	$(0.0560)

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Revised Notes to Financial Statements
December 31, 2007 and 2006

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

e. Use of Estimates

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

f.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company incurred no advertising expense during 2007 and 2006.

g.  Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 31, 2007, the Company’s bank deposits did not exceed the insured amounts.

h.  Income Taxes

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006
Book income (Loss)	$(651,143)	$(811,523)
Common stock issued for compensation	(384,828)
Common stock issued for services	(317,972)	(100,000)
Valuation allowance	$1,353,943	$911,523

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Revised Notes to Financial Statements
December 31, 2007 and 2006

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

h.  Income Taxes (continued)

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

                                                2007                                                                       2006
      NOL Carryover                                                                 $    1,353,943                                                        $        911,523
      Valuation allowance                                                             (1,353,943)                                                                (911,523)

      Net deferred tax asset                                                      $                -0-                                                       $                  -0-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $5,308,000 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

i. Impairment of Long-Lived Assets

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

j. Recently Issued Accounting Pronouncements

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

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Revised Notes to Financial Statements
December 31, 2007 and 2006

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

j.   Recently Issued Accounting Pronouncements (continued)

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

k.  Foreign Currency Translation

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

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Revised Notes to Financial Statements
December 31, 2007 and 2006

NOTE 5 - GOING CONCERN

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

NOTE 6 – CORRECTION OF AN ERROR

Due to additional procedures performed after the original audit report was issued, we have made the following changed:

1.	Reference to the going concern footnote in the auditors report has been corrected to reflect the correct note number.
2.
Stockholders’ equity section of the balance sheet Common stock shares issued for 2006 now reflects the retroactive carry back of the 50-to-one reverse stock split. Generally Accepted Accounting Principles requires the all stock figures disclosed on comparative financial statements to retroactively reflect any stock splits. Common stock issued and outstanding as of December 31, 2006 has been changed from 107,455,087 to 2,149,102.

3.
Additional paid in capital section of the balance sheet has been changed for the year ending December 31, 2007 to reflect the issuance of stock for services and compensation at the market value of the shares on the date of issue. Previously reported common stock issuances for shares and compensation had been recorded at par value.  This revision changed the Additional paid in capital from $22,047,878 to $22,672,818.

4.
Other additional procedures were applied to the shares issued for services to recalculate the cost of issuing those shares and disclosing the appropriate amounts for expenses related to those services. The previously issued report recorded the shares at par value. Per accounting standards, if the shares of a corporation are issued in exchange for services or property rather than for cash, the transaction should be reflected at the fair value of the property or services received. If this information is not readily available, then

Index to Annual Report

U.S. CANADIAN MINERALS, INC.
Revised Notes to Financial Statements
December 31, 2007 and 2006

NOTE 6 – CORRECTION OF AN ERROR (continued)

4.   the transaction should be recorded at the fair value of the shares that were issued. During   the 2007 year the Company issued 73,859,885 shares of common stock for services. All issuances were previously recorded at par value with expense of $76,860 being recorded. Applying the quoted market price at the time of issuance of the stock for services increased additional paid in capital and operating expenses reported for services by $317,972.

5.
Stock based Compensation issued to employees as compensation for services rendered should be accounted for at the fair value of the services performed, if determinable, or the value of the shares issued. The previously issued financial statements recorded the stock issued as compensation at par value. We have corrected this error by recording the stock issued as compensation at the quoted market price on the date of issuance. This correction of an error has increased additional paid in capital and General and Administrative expenses by $384,828.

6.
The amount previously reported as gain (loss) from discontinued operations has been reclassed to gain on sale of assets. This amount is from the sale of the Company’s 80% interest in a mining company. Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, states that receipts from sales of property, plant and equipment and other productive assets are cash inflows from investing activities. This reclassification changed the net loss from continuing operations from $214,984 to $0 and the gain on sale of assets from $0 to $214,894. This also changed the net loss from continuing operations by increasing other income, thus reducing the net loss from operations by $214,984.

7.
Basic loss per share disclosures for 2006 have been changed to reflect the retroactive treatment of the 50-to-1 reverse stock split. The originally reported weighted average number of shares outstanding has been changed from 107,455,087 to 2,177,241. This changed the basic loss per shares disclosure for 2006 from (.0011) per share to (.0560) per share for continuing operations and (.0064) per share to (.3273) per share for discontinued operations.

8.
Basic loss per share disclosures for 2007 have been changed to reflect the recalculation of the weighted average number of shares due to the omission of 1,000,000 shares issued on February 15, 2007 and the miscalculation of the figure. The weighted average number of shares changed from 2,995,279 to 2,765,615. This changed the basic loss per shares disclosure for 2007 from (.0802) per share to (.2354) per share for continuing operations and (.0718) per share to (.0000) per share for discontinued operations.

9.
The statement of cash flows has changed to reflect the correct treatment of the recorded stock based compensation and stock issued for services. Both of these items had previously been reported in the cash flows from continuing operations section of the cash flows statement. Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, states that receipts from sales of property, plant and equipment and other productive assets are cash inflows from investing activities.

10.
The statement of stockholders equity has been expanded to disclose activity from January 1, 2004 to December 31, 2007.  Disclosure of this information allows the stockholder to evaluate the activity of the company since the change of its business focus on January 1, 2004.

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

U.S. CANADIAN MINERALS, INC.

By: /s/ Adam Jenn	Date: August 20, 2008
Adam Jenn
President, CEO, Director

Index to Annual Report