Form 10KSB/A
period 2007-12-31
U S CANADIAN MINERALS INC
filed 2008-09-12
CIK 1104194

910,735UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

Amendment No. 2

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————
U.S. CANADIAN MINERALS, INC
(Name of small business issuer in its charter)
———————

Nevada	000-25523	33-0843633
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

#161 – 936 Peace Portal Drive Blaine, Washington 98230
(Address of Principal Executive Office) (Zip Code)

(702) 357-8722
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	☐	Yes	☒	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.			☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

State issuer’s revenue for its most recent fiscal year:	25,524

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

Restated Annual Report of Form 10-KSB/A

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

As disclosed on a previous Form 8-K, on March 14, 2006 the Company received a “Wells Notice” from the Securities and Exchange Commission (the ”SEC”). The Company was notified that the SEC is considering bringing a civil action against the Company seeking a civil injunction, administrative remedies, disgorgement and penalties. The outcome of the matter is uncertain at this time. Since March 2006, management has responded to the Wells notice within the time period allotted. To date no proceedings have been brought by the SEC against the company. US Canadian Minerals Inc. (the “Company”) received a letter dated September 2, 2008 from the Securities and Exchange Commission (”SEC”) notifying the Company that the staff of the SEC had completed its investigation of the Company and does not intend to recommend any enforcement action against the Company.

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

Index to Annual Report

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On September 10, 2007 a majority of the shareholders of the corporation approved a reverse split of the Corporation’s common stock of up to 275 to 1. The final reverse split ratio effectuated on October 5, 2007 was 50 to 1. This reduced the issued and outstanding of the common shares of the Corporation from 147,263,982 common shares to 2,945,279 common shares. There was no change to the amount of common stock the Corporation is authorized to issue. Authorized issuance remains at 200 Million common shares.

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

Issuance of preferred stock in 2007.

NONE

Subsequent to December 31, 2007:

On April 23, 2008 the Company issued 20,000 preferred “A” shares for services

COMMON STOCK

The Company is authorized to issue 200,000,000 shares of its $0.001 par value common stock.

Index to Annual Report

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

Subsequent to December 31, 2007:

On April 23, 2008 the Company issued 1,551,600 common shares for conversion of 15,516 preferred “A” shares

On June 19, 2008 the Company issued 28,000 common shares for cash.

On June 19, 2008 the Company issued 50,000 shares for repayment of debt.

On June 19, 2008 the Company issued 30,000 common shares for services.

Index to Annual Report

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION, INCLUDING SUBSEQUENT EVENTS.

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

Index to Annual Report

For the fiscal year, 2007, the Company incurred a loss in the amount of $651,143   (see note 6 to revised financial statement) and $118,563 for 2006. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.  In 2007, upon the sale of its interest in the Santa Fe Mining Company, S.A. the company abandoned its business plan as to the conduct of mining interests in Ecuador.  The Company is concentrating its efforts in potential mining activities in Chile and at the COD Mine location in Kingman, Arizona. The Company continues to seek joint ventures, capital infusions, and the best quality properties we can find in order to move forward towards becoming a revenue producing operation.

During the period from February 4, 1999 (date of inception) through December 31, 2007, the Company has incurred an accumulated net loss of $22,695,375 (see note 6 to revised financial statement) and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

U.S. CANADIAN MINERALS, INC.

(A Development Stage Company)

RESTATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

C O N T E N T S

Report of Independent Registered Public Accounting Firm..…….……………………. 3

Balance Sheets…………………………………………………….…………………… 4

Statements of Operations……………….………….…………….………………………5

Statements of Stockholders’ Equity (Deficit)…….…………….………………………6-8

Statements of Cash Flows…………………………………………………….…………. 9

Notes to the Financial Statements…………………..……………………………………10

ITEM 7. FINANCIAL STATEMENTS.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Restated Balance Sheets

ASSETS

	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$4,707	$7,771

Total Current Assets	4,707	7,771

TOTAL ASSETS	$4,707	$7,771

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,	December 31,
	2007	2006

CURRENT LIABILITIES

Accounts payable and accrued expenses	$-	$-
Due to related parties	22,138	-

Total Current Liabilities	22,138	-

LONG TERM LIABILITIES

Due to related parties - long term	-	-

Total Liabilities	22,138	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 129,849 and 184,235 shares
issued and outstanding,respectively	131	185
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 2,998,237 and 2,149,102
shares issued and outstanding,respectively	2,998	2,149

Treasury stock	1,000	1,000
Additional paid-in capital	22,673,814	22,048,670
Accumulated deficit	(22,695,375)	(22,044,232)

Total Stockholders' Equity (Deficit)	(17,431)	7,771

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,707	$7,771

Note: For red highlighted items see note 6
The accompanying notes are an integral part of these financial statements.
4

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Restated Statements of Operations

			From Inception
			on January 1,
	For the Year Ended		2004 Through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$25,524	$-	$133,524
COST OF REVENUES	-	-	-
GROSS MARGIN	25,524	-	133,524

OPERATING EXPENSES

General and administrative	891,651	186,607	7,286,351

Total Operating Expenses	891,651	186,607	7,286,351

INCOME (LOSS) FROM OPERATIONS	(866,127)	(186,607)	(7,152,827)

OTHER INCOME AND (EXPENSE)

Interest expense	-	(30,036)	(244,951)
Gain on sale of assets	214,984	-	256,873

Total Other Income (Expense)	214,984	(30,036)	11,922

LOSS FROM CONTINUING OPERATIONS	(651,143)	(216,643)	(7,140,905)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	(594,052)	(537,986)

NET LOSS	$(651,143)	$(810,695)	$(7,678,891)

BASIC LOSS PER SHARE
Continuing Operations	$(0.2324)	$(0.1023)
Discontinued Operations	$0.0000	(0.2806)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,801,631	2,117,240

Note: For red highlighted items see note 6

The accompanying notes are a integral part of these financials statements.
5

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Restated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2004	477,500	$477	26,709	$27	$13,809,334	$-	$(15,016,484)	$(1,206,646)

Issuance of preferred shares
for services	114,000	114	-	-	57,342	-	-	57,456

Issuance of common shares
for services	-	-	56,776	57	1,584,440	-	-	1,584,497

Issuance of common shares for
conversion of preferred shares	(254,050)	(254)	259,700	260	7,543	-	-	7,549

Cancellation of shares	(140,000)	(140)	(1,890)	(2)	142	-	-	0

Issuance of preferred stock
for acquisition of mineral rights	330,000	330	-	-	(156,746)	-	-	(156,416)

Fractional shares issued	-	-	11	-	1,038	-	-	1,038

Issuance of common stock for cash	-	-	185,550	186	3,283,515	-	-	3,283,701

Issuance of common shares
for acquisition of mineral rights	-	-	841,249	841	3,140,946	1,000	-	3,142,787

Netloss for the year ended
through December 31, 2004	-	-	-	-	-	-	(5,226,338)	(5,226,338)

Balance, December 31, 2004	527,450	527	1,368,106	1,368	21,727,554	1,000	(20,242,822)	1,487,627

Fractional shares issued	-	-	1,078	1	(1)	-	-	0

Issuance of common shares for
conversion of preferred shares	(301,700)	(301)	609,400	609	(308)	-	-	0

Recission of common stock	-	-	(17,000)	(17)	(879,483)	-	-	(879,500)

Issuance of common stock
for services	-	-	1,000	1	40,499	-	-	40,500

Issuance of common stock for cash	-	-	86,251	86	921,215	-	-	921,301
The accompanying notes are an integral part of these financial statements.
6
Issuance of common shares
for acquisition of mineral rights	-	-	2,791	3	44,997	-	-	45,000

Recission of common stock			(16,560)	(17)	(811)			(828)

Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	(990,715)	(990,715)

Balance, January 1, 2006	225,750	226	2,035,065	2,035	21,853,662	1,000	(21,233,537)	623,386

Issuance of common stock for cash			10,000	10	19,990			20,000

Issuance of common stock for cash			6,400	6	14,994			15,000

Issuance of common shares for
conversion of preferred shares	(121,515)	(121)	24,303	24	97			0

Issuance of common shares
for services			40,000	40	99,960			100,000

Issuance of common stock for cash			33,333	33	59,967			60,000

Issuance of prefered stock
for services	40,000	40						40

Issuance of prefered stock
for services	40,000	40						40

Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	-	-

Balance, December 31, 2006	184,235	$185	2,149,102	$2,149	$22,048,670	$1,000	$(21,233,537)	$818,467

Cancellation of common shares
issued for services	-	-	(12,560)	(13)	13	-	-	0

Issuance of prefered stock
for services	9,333	9						9
The accompanying notes are an integral part of these financial statements.
7

Issuance of common stock
for services			6,783	7	9,302			9,309

Issuance of prefered stock
for services	16,666	17						17

Recission of common stock			(780,010)	(780)	780			0

Issuance of common stock
bonus for recession of Nevada minerals stock			78,008	78	205,409			205,487

Issuance of common stock
for services			40,000	40	109,175			109,215

Issuance of common shares for
conversion of preferred shares	(79,885)	(80)	83,500	84	(4)			-

Issuance of common stock
for services			53,103	53	13,222			13,276

Issuance of common stock
stock based compensation			689,655	690	143,624			144,314

Issuance of commons stock
stock based compensation			689,655	690	143,624			144,314

Issuance of common shares for
conversion of preferred shares	(500)	(1)	1,000	1	(1)			-

Net loss for the year
ended December 31, 2007	-	-	-	-	-	-	-	-

Balance, December 31, 2007	129,849	$131	2,998,237	$2,998	$2,673,814	$1,000	$(21,233,537)	$1,444,407
Note: For red highlighted items see note 6
The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Restated Statements of Cash Flows
			From Inception
			on January 1,
	For the Years Ended		2004 Through
	December 31,		December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(651,143)	$(216,643)	$(7,084,839)
Discontinued operations	-	(594,052)	(1,265,877)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-	14,976
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	-	(5,227)
Increase (decrease) in accounts payable
and accrued expenses	-	-	386,900

Net Cash Used by
Operating Activities	(651,143)	(810,695)	(7,954,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	(1,785,299)
Loans made	-	-	(915,239)
Proceeds from mineral properties	-	62,227	551,227
Proceeds from investments	-	-	704,783
Additions to investments	-	-	(1,517,163)

Net Cash Used by Investing Activities	-	62,227	(2,961,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	22,138	554,334	2,241,419
Repayment of loans	-	-	(140,936)

Recission of common stock	-	-	(879,500)
Stock based compensation	494,115	80	1,025,976
Stock issued for services	131,826	100,000	1,232,458
Proceeds from common stock and preferred stock	-	95,000	7,441,048

Net Cash Provided by
Financing Activities	648,079	749,414	10,920,465

NET DECREASE IN CASH	(3,064)	946	4,707
CASH AT BEGINNING OF PERIOD	7,771	6,825	-

CASH AT END OF PERIOD	$4,707	$7,771	$4,707

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$30,036	$161,832
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000
Note: For red highlighted items see note 6
The accompanying notes are an integral part of these financial statements.
9

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

ITEM 8A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework   Based on our assessment we believed that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria. We now realize that our financial reporting controls were lacking in so far as certain errors were not caught until post audit work was done and that we were tardy in adopting certain forms and language which must now be included in annual reports.

Index to Annual Report

As of  the  end of  the  period  covered  by  this  report,  we  carried  out an evaluation,  under the  supervision  and with the  participation  of management, including our Chief Executive Officer, our Chief Financial Officer and a person who performs the functions of the  principal accountant,  of  the  effectiveness  of the  design  and operation  of our  disclosure  controls  and  procedures  as  defined  in  Rules 13a-15(e) and 15d-15(e) of the Securities  Exchange Act of 1934. Based upon that evaluation,   our  Chief  Executive  Officer, our Chief Financial Officer,  and  the person fulfilling the role of principal accountant concluded that our disclosure controls and procedures were effective to cause the material  information required to be disclosed by us in the reports that we file or submit  under the  Exchange Act to be  recorded,  processed,  summarized  and reported within the time periods specified in the SEC's rules and forms.

Due to post audit work we realized that a further round of review was needed before financial statements could be filed and that we have been remiss in including certain language in our review of internal controls and in the utilization of the newly required forms for certifications from our Chief Officers. We have taken steps to correct these deficiencies and it is the opinion of management that as of the date of the filing of this restated 2007 10 KSB/A we now have effective internal controls on financial reporting in place and operating to assure that our financial reporting is timely and reliable.

Significant changes in our internal controls or in other factors which could significantly  affect internal  controls  subsequent to the date we carried out our evaluation include an increased vigilance of SEC bulletins to ensure inclusion of proper forms and language in filings  with the commission and an added round of review of financial data before it is included in financial statements to be used in required filings

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Index to Annual Report

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

Index to Annual Report

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB/A and filed with the Securities and Exchange Commission.

Index to Annual Report

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

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On March 14, 2008 the Company filed a Form 8-K announcing the resignation of Ronald Serota CPA a Nevada PCAOB registered CPA firm, and the appointment of Blackwing Group LLC, a Missouri PCAOB registered  CPA firm as auditor.

On September 8, 2008 the Company filed an 8K announcing  the receipt of a letter dated September 2, 2008 from the Securities and Exchange Commission (”SEC”) notifying the Company that the staff of the SEC had completed its investigation of the Company and does not intend to recommend any enforcement action against the Company.

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

U.S. CANADIAN MINERALS, INC.

By: /s/ Adam Jenn	Date: September 12, 2008
Adam Jenn
President, CEO, Director