Form 10-Q
period 2008-09-30
U S CANADIAN MINERALS INC
filed 2008-11-21
CIK 1104194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,270,789 common shares and 129,699 Preferred “A” shares as of September 30, 2008.

1

 PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2008;
F-2

Unaudited Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007, for the nine months ending September 30, 2008 and the nine months ending September 30, 2007, and from inception on January 9, 2001 to September 30, 2008;

F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007 and from inception on January 9, 2001 to September 30, 2008;
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to September 30, 2008;
F-6	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$4,636	$4,707

Total Current Assets	4,636	4,707

TOTAL ASSETS	$4,636	$4,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$714,171	$-
Due to related parties	20,881	22,139

Total Current Liabilities	735,052	22,139

LONG TERM LIABILITIES

Due to related parties - long term	-	-

Total Liabilities	735,052	22,139

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized; 129,699 and 129,849 shares
issued and outstanding,respectively	130	130
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 5,072,137 and 2,998,237
shares issued and outstanding,respectively	5,072	2,998
Treasury stock	1,000	1,000
Additional paid-in capital	22,675,228	22,673,814
Accumulated deficit	(23,411,846)	(22,695,375)

Total Stockholders' Equity (Deficit)	(730,416)	(17,433)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,636	$4,706

The accompanying notes are an integral part of these financial statements.
F-1

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Operations

					From Inception
					on January 1,
	For the Three Months Ended		For the Nine Months Ended		2004 Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2007

REVENUES	$-	$-	$3,000	$25,524	$133,524
COST OF REVENUES	-	-	-	-	-
GROSS MARGIN	-	-	3,000	25,524	133,524

OPERATING EXPENSES

General and administrative	204,006	10,067	715,807	39,657	7,332,277

Total Operating Expenses	204,006	10,067	715,807	39,657	7,332,277

INCOME (LOSS) FROM OPERATIONS	(204,006)	(10,067)	(712,807)	(14,133)	(7,198,753)

OTHER INCOME AND (EXPENSE)

Interest expense	(1,480)	(7,509)	(3,664)	(22,527)	(246,431)
Gain on sale of assets	-	-	-	-	41,889

Total Other Income (Expense)	(1,480)	(7,509)	(3,664)	(22,527)	(204,542)

LOSS FROM CONTINUING OPERATIONS	(205,486)	(17,576)	(716,471)	(36,660)	(7,403,295)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-	(226,830)

NET LOSS	$(205,486)	$(17,576)	$(716,471)	$(36,660)	$(7,630,125)

BASIC LOSS PER SHARE
Continuing Operations	$(0.04)	$(0.00)	$(0.17)	$(0.00)
Discontinued Operations	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,808,029	102,581,270	4,289,554	102,581,270

The accompanying notes are a integral part of these financials statements.
F-2

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Cash Flows
			From Inception
			on January 1,
	For the Nine Months Ended		2004 Through
	September 30,		September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(716,471)	$(36,660)	$(7,858,214)
Discontinued operations	-	-	(1,149,801)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued for services	21	-	21
Depreciation expense	-	-	14,976
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	-	(5,227)
Increase (decrease) in accounts payable
and accrued expenses	714,169	31,145	1,101,069

Net Cash Used by
Operating Activities	(2,281)	(5,515)	(7,897,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	(1,785,299)
Loans made	-	-	(915,239)
Proceeds from mineral properties	-	-	551,227
Proceeds from investments	-	-	704,783
Additions to investments	-	-	(1,517,163)

Net Cash Used by Investing Activities	-	-	(2,961,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	524	-	2,242,771
Repayment of loans	(1,781)	-	(142,717)
Recission of common stock	-	-	(879,500)
Reverse stock split	-	-	(76,859)
Stock based compensation	-	-	856,609
Stock issued for services	-	-	1,318,604
Proceeds from common stock and preferred stock	3,467	-	7,544,595

Net Cash Provided by
Financing Activities	2,210	-	10,863,503

NET DECREASE IN CASH	(71)	(5,515)	4,636
CASH AT BEGINNING OF PERIOD	4,707	7,771	-

CASH AT END OF PERIOD	$4,636	$2,256	$4,636

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000

The accompanying notes are an integral part of these financial statements.
F-3

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2004	477,500	$477	26,709	$27	$13,809,334	$-	$(15,016,484)	$(1,206,646)

Issuance of preferred shares
for services	114,000	114	-	-	57,342	-	-	57,456
Issuance of common shares
for services	-	-	56,776	57	1,584,440	-	-	1,584,497
Issuance of common shares for
conversion of preferred shares	(254,050)	(254)	259,700	260	7,543	-	-	7,549
Cancellation of shares	(140,000)	(140)	(1,890)	(2)	142	-	-	-
Issuance of preferred stock
for acquisition of mineral rights	330,000	330	-	-	(156,746)	-	-	(156,416)
Fractional shares issued	-	-	12	-	1,038	-	-	1,038
Issuance of common stock for cash	-	-	185,550	186	3,283,515	-	-	3,283,701
Issuance of common shares
for acquisition of mineral rights	-	-	841,249	841	3,140,946	1,000	-	3,142,787
Netloss for the year ended
through December 31, 2004	-	-	-	-	-	-	(5,226,338)	(5,226,338)

Balance, December 31, 2004	527,450	527	1,368,106	1,369	21,727,554	1,000	(20,242,822)	1,487,628

Fractional shares issued	-	-	1,078	1	(1)	-	-	-
Issuance of common shares for
conversion of preferred shares	(301,700)	(301)	609,400	609	(308)	-	-	-
Recission of common stock	-	-	(17,000)	(17)	(879,483)	-	-	(879,500)
Issuance of common stock
for services	-	-	1,000	1	40,499	-	-	40,500
Issuance of common stock for cash	-	-	86,251	86	921,215	-	-	921,301
Issuance of common shares
for acquisition of mineral rights	-	-	2,791	3	44,997	-	-	45,000
Recission of common stock			(16,560)	(17)	(811)	-	-	(828)
Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	(990,715)	(990,715)

Balance, January 1, 2006	225,750	226	2,035,066	2,035	21,853,662	1,000	(21,233,537)	623,386

Issuance of common stock for cash	-	-	10,000	10	19,990	-	-	20,000
Issuance of common stock for cash	-	-	6,400	6	14,994	-	-	15,000
Issuance of common shares for
conversion of preferred shares	(121,515)	(121)	24,303	24	97	-	-	0
Issuance of common shares
for services	-	-	40,000	40	99,960	-	-	100,000
Issuance of common stock for cash	-	-	33,333	33	59,967	-	-	60,000
Issuance of prefered stock
for services	40,000	40	-	-	-	-	-	40
Issuance of prefered stock
for services	40,000	40	-	-	-	-	-	40
Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	(810,695)	(810,695)

Balance, December 31, 2006	184,235	185	2,149,102	2,149	22,048,670	1,000	(22,044,232)	7,772

Cancellation of common shares
issued for services	-	-	(12,559)	(13)	13	-	-	0
Issuance of prefered stock
for services	9,333	9	-	-	-	-	-	9
Issuance of common stock
for services	-	-	6,783	7	9,302	-	-	9,309
Issuance of prefered stock
for services	16,666	17	-	-	-	-	-	17
Recission of common stock	-	-	(780,010)	(780)	780	-	-	-
Issuance of common stock

bonus for recession of
Nevada minerals stock	-	-	78,008	78	205,409	-	-	205,487
Issuance of common stock
for services	-	-	40,000	40	109,175	-	-	109,215
Issuance of common shares for
conversion of preferred shares	(79,885)	(80)	83,500	84	(4)	-	-	-
Issuance of common stock
for services	-	-	53,103	53	13,222	-	-	13,275
Issuance of common stock
stock based compensation	-	-	689,655	690	143,624	-	-	144,314
Issuance of commons stock
stock based compensation	-	-	689,655	690	143,624	-	-	144,314
Issuance of common shares for
conversion of preferred shares	(500)	(1)	1,000	1	(1)	-	-	(1)
Net loss for the year
ended December 31, 2007	-	-	-	-	-	-	(651,143)	(651,143)

Balance, December 31, 2007	129,849	$130	2,998,237	$2,998	$22,673,814	$1,000	$(22,695,375)	$(17,432)

The accompanying notes are an integral part of these financial statements.
F-4

U.S. CANADIAN MINERALS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2007	129,849	$130	2,998,237	$2,998	$22,673,814	$1,000	$(22,695,375)	$(17,433)

Issuance of common shares for
conversion of preferred shares	(15,516)	(15)	1,551,600	1,552	(1,536)	-	-	1
Issuance of preferred stock
for services	20,000	20	-	-	-	-	-	20
Issuance of common stock for cash	-	-	18,000	18	1,404	-	-	1,422
Issuance of common stock for cash	-	-	40,900	41	2,004	-	-	2,045
Issuance of common shares for
conversion of preferred shares	(4,634)	(5)	463,400	463	(458)	-	-	-
Net loss for the nine months
ended September 30, 2008	-	-	-	-	-	-	(716,471)	(716,471)

Balance, September 30, 2008	129,699	$130	5,072,137	$5,072	$22,675,228	$1,000	$(23,411,846)	$(730,416)

The accompanying notes are an integral part of these financial statements.
F-5

U.S. CANADIAN MINERALS, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

U.S. CANADIAN MINERALS, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2008 and December 31, 2007

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of  Operations

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, which are incorporated herein by reference, could affect the our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, U S Canadian Minerals.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”). Our website address is www.uscanadianminerals.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

As used in this Quarterly Report, the terms “we,” “us,” “our,”  “the Corporation”, “the Company” and “U S Canadian” means U S Canadian Minerals Inc unless otherwise indicated.

Business of Issuer

U.S. Canadian Minerals is headquartered in Blaine, WA. On its own and through Joint Ventures, the Company is looking to expand and develop mining properties throughout North and South America. The Company has the following projects, which are in varying stages of development.

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

Management have realized since taking over control of the company in Jan 2006 that the COD mine is by far the best asset that the company owns due to the in ground valuations from the commercial appraisal completed in November 2006. Since then, the Gold Silver Lead Zinc and Copper prices have increased. We are looking to attract either a major joint venture partner or a buyer to garner the best value for the company and its shareholders.

In November 2006 the Company was provided an outside commercial appraisal of COD mine valuing it at $6,800,000. The reserves in the November 2006 appraisal were estimated to yield in ground values of approximately $229,000,000 and eventual recovery of $187,000,000 in revenues, these reserves are broken down between Proven Probable and Possible. The estimated reserves at March 2008 metal prices were estimated to yield in ground values of approximately $615,549,550 and eventual recovery of $502,653,940 in revenues. These estimates were based on gold (22% of total values), silver (28.4%), lead (15.5%), zinc (25.0%), as well as copper (4.0%) prices at March 3, 2008. Management cautions readers that since March of 2008 these metal prices have weakened.

The reserves for which the Company obtained mineral rights through the El Capitan joint venture agreement were "proven or probable" that is, the Company had been provided an outside commercial appraisal of the estimated value of the property "as is" for $6,800,000.  The reserves are purported to have not been depleted since the date of the appraisal. No minerals were produced during the three months ended September 30, 2006.

No minerals were produced during the three months ended September 30, 2008.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $205,486 for the three months ended September 30, 2008, compared with a net loss of     $17,576 for the three months ended September 30, 2007. The increase was due to the costs incurred in bringing the Company’s securities filings current and expenses incurred seeking new mineral projects.

The Company’s 2008 activities were financed primarily through loans from management.

Liquidity and Capital Resources

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2007 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders..

WRITE-DOWN OF PROPERTY ASSETS - MINERAL RIGHTS AND INVESTMENT ASSETS

In the 3rd Quarter of 2008 there were no write downs or impairments of value of property assets, mineral rights or investment assets.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $23,411,846 since inception. To achieve profitable operations, we require additional capital for obtaining producing mineral properties through either the purchase of producing mines or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of our projects under development. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Item 4T. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework   Based on our assessment we believed that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria. We now realize that our financial reporting controls were deficient in so far as certain errors were not caught until post audit work was done and that we were deficient in adopting certain forms and language which must now be included in annual and quarterly reports.

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

Due to post audit work we realized that a further round of review was needed before financial statements could be filed and that we had been deficient in including certain language in our review of internal controls and in the utilization of the newly required forms for certifications from our Chief Officers. We have taken steps to correct these deficiencies and it is the opinion of management that as of the date of the filing of this restated 2007 10 KSB/A we now have effective internal controls on financial reporting in place and operating to assure that our financial reporting is timely and reliable.

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

Steven M. Brewer v. U S Canadian Minerals Inc District Court Case No. A561515

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On Aug 7, 2008 the Corporation permitted the conversion of 4634 Preferred “A” shares into 463,400 shares of 144 stock.

On September 29, 2008 the Corporation issued 40,900 shares of 144 stock for investment.

Subsequent to September 30, 2008

On October 2, 2008, the Corporation issued 100,000 shares of 144 stock to settle debt.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

Item 5.     Other Information

Information from current reports recently filed by the Company on Form 8-K

September 8, 2008 Corporation issued an 8K stating that a letter had been received from the SEC wherein the SEC stated they had completed their investigation (the Wells notice) of the Corporation and did not intend to recommend any enforcement action.

September 17, 2008 Corporation issued an 8K stating that financial for December 31, 2004 through December 31, 2007 had been restated in an amended 10 KSB/A for the year ending December 31, 2007. Also in this 8K it was announced that effective September 14, 2008 Adam Jenn stepped down as CEO and President of the Corporation and was now contracted as an advisor to the Board of Directors.

September 23, 2008 Corporation issued an 8K stating that the 2007 10KSB/A had been re amended to include new certification forms for the management of the Corporation.

Subsequent to September 30, 2008

October 2, 2008 Corporation issued an 8K stating that Capital Path Securities’ 15 c211 application to make a market in the Corporation’s shares on the OTC.BB had been approved

ITEM 6.   EXHIBITS

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

U S Canadian Minerals Inc

Date:	November 15, 2008

By:	/s/ Van der Bok Busboom
Title:	President and CEO (Interim)
Chief Financial Officer and Director