Form 10-K
period 2008-12-31
U S CANADIAN MINERALS INC
filed 2009-04-14
CIK 1104194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

(2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.			☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

State issuer’s revenue for its most recent fiscal year:	$0.00

The aggregate market value of the issuer’s voting stock held as of December 31, 2008, by non-affiliates of the issuer was approximately $363,400 based on the closing market price of the registrant’s common stock of $0.08 as reported on the OTC Bulletin Board.

On December 31, 2008 the registrant had 5,322,026 shares of Common Stock, (0.001par value per share) issued and outstanding, and 129,699 shares of Series “A” preferred stock, (0.001par value per share) issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ¨ No ☒

Index to Annual Report

U.S. CANADIAN MINERALS, INC.

Index to

 Annual Report of Form 10-KSB

For the Period Ended December 31, 2008

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

We are an exploration company in the mining sector.  We hold 13 BLM land claims in Kingman AZ totaling 260 acres. We are looking to attract either a major joint venture partner or a buyer to garner the best value for the company and its shareholders.  See Item 6, Management Discussion and Analysis - Plan of Operations for further information regarding the COD mine.

Competition in this sector is significant and our competitive position is constrained due to our lack of resources to evolve and exploit our property. The Company's ability to compete is dependent upon managements' willingness to continue to work on the understanding that fees owed them will be paid when the Company accesses funds through a money raise, joint venture, asset sale or by whatever means are available. To a large degree day to day expenses of the Company are paid by management using their own personal funds. These expenses are accrued and are due management. The main business accomplishments of the last three years have been the completion of audits and filings that were late when current management took over in 2006, the removal of the SEC’s Wells Notice and the Company’s regaining a place on the OTC.BB with a Market Maker filing a 15c 211

Intellectual Property

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

Employees

At December 31, 2008, The Company has no employees as of the date of this report.

At December 31, 2008, the Company had 2 consultants and contractors on staff. As of the date of this report, the Company has 2 consultants and contractors on staff.  The Company also looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants. Management plans to use consultants, attorneys and accountants as necessary. The Company’s performance and success is dependent on management’s ability to raise the necessary funds required to develop, create and execute strategies for the Company.

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

ITEM 2.  DESCRIPTION OF PROPERTY

 In August 2008, the Company moved from 8000 W. Spring Mountain Road, Suite 1041, Las Vegas, NV 89117 to #161-936 Peace Portal Dr. Blaine, WA 98230. During 2008 the Company did not own any real property in the United States. The company had no investment in other organizations which owned interests in real estate, including mineral and/or mining rights.

ITEM 3.  LEGAL PROCEEDINGS.

As disclosed on a previous Form 8-K, on Oct. 27, 2004, the Securities and Exchange Commission entered a formal order directing the investigation of the Company by the staff of the SEC. Pursuant to that formal order, the SEC staff commenced an investigation of the Company and issued subpoenas to the company, its officers and directors, and others having relationships with the company, which subpoenas required the production of documents and the giving of testimony. The Company and its officers and directors produced documents and gave testimony in cooperation with the investigation.

As disclosed on a previous Form 8-K, on March 14, 2006 the Company received a “Wells Notice” from the Securities and Exchange Commission (the ”SEC”). The Company was notified that the SEC was considering bringing a civil action against the Company seeking a civil injunction, administrative remedies, disgorgement and penalties. Since March 2006, management responded to the Wells notice within the time period allotted. US Canadian Minerals Inc. (the “Company”) received a letter dated September 2, 2008 from the Securities and Exchange Commission (”SEC”) notifying the Company that the staff of the SEC had completed its investigation of the Company and did not intend to recommend any enforcement action against the Company.

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

Steven Brewer v. U S Canadian Minerals Inc. U S District Court, Clark County Case No. A Dept XVII

On April 25, 2008, U S Canadian Minerals Inc was served with a civil suit by Steven M Brewer.  Within 48 hours, we reached a verbal agreement with Mr. Brewer concerning these allegations wherein he agreed to drop the suit. The next day he verbally assured us that he was at the Las Vegas courthouse withdrawing the suit. Contrary to his word to us he, without notifying us, kept the suit filed, in contravention of our agreement. This suit is without merit and is frivolous.  We will vigorously defend the Company.  Furthermore, we will pursue all avenues available to us to seek remedy for the Company.  It is our intention to file countersuit against Mr. Brewer. On September 1, 2008 U S Canadian Minerals Inc took on Michael S Strange & Associates LLC as counsel to defend this case. Steven Brewer is suing for the sum of $500,000. The Company is defending itself against the suit but may have to pay the entire sum. The outcome of this suit and countersuit is not yet determinable; therefore, we have not recorded any amounts on the financial statements at this time.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On September 10, 2008 at a special meeting of the shareholders a majority of the shareholders voted to empower the Board of Directors to re negotiate and extend the consulting contracts for First Star Strategies Inc and Maria Regina Caeli Management Corp to provide services of Advisor to the Board from Adam Jenn, and CEO/CFO services from Van der Bok Busboom, respectively.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company's stock is quoted on the OTC-BB and pink sheets under the stock symbol USCN.

The following table sets forth the high and low bid prices of the Company's common stock for each quarter shown, as provided by the NASDAQ Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	HIGH	LOW
FISCAL 2006
Quarter Ended March 31, 2006	$0.26	$0.05
Quarter Ended June 30, 2006	$0.16	$0.07
Quarter Ended September 30, 2006	$0.12	$0.02
Quarter Ended December 31, 2006	$0.15	$0.001

FISCAL 2007
Quarter Ended March 31, 2007	$0.09	$0.03
Quarter Ended June 30, 2007	$0.04	$0.001
Quarter Ended September 30, 2007	$0.035	$0.005
Quarter Ended December 31, 2007	$0.35	$0.005
FISCAL 2008
Quarter Ended March 31, 2008	$0.50	$0.05
Quarter Ended June 30, 2008	$0.50	$0.05
Quarter Ended September 30, 2008	$0.35	$0.06
Quarter Ended December 31, 2008	$0.25	$0.05

At December 31, 2008, the company had 5,322,026 common shares issued and outstanding, and 129,699 preferred series “A” shares issued and outstanding. The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The company intends to reinvest its earnings, if any are achieved, in the continued development and operations of its business. Any payment of dividends would depend upon the company’s patterns of growth, profitability, financial conditions, and such other factors as the Board of Directors may deem relevant.

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2008, we had approximately 5,100 holders of record of our common stock and several other stockholders hold shares in street name.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 23, 2008 the Company issued 20,000 preferred “A” shares for services.

On April 23, 2008 the Company issued 1,551,600 common shares for conversion of 15,516 preferred “A” shares.

On June 19, 2008 the Company issued 28,000 common shares for cash.

On June 19, 2008 the Company issued 80,000 common shares for services.

On August 7, 2008 the Corporation permitted the conversion of 4,634 Preferred “A” shares into 463,400 shares of 144 stock.

On September 29, 2008 the Corporation issued 40,900 shares of 144 stock for cash.

On October 20, 2008 the Corporation issued 100,000 common shares for services.

On December 4 2008 the Corporation issued 51,598 common shares for services.

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

The COD Mine claims comprise 13 BLM non patented Lode claims on Federal land. Each claim is of 20 acres each for a total of 260 acres. The annual fee is $125 for each 20 acre claim for a total annual claim fee of $1625. The claims are located in the Cerbat Mountains outside of Kingman, Arizona. Specifically they are located in Section 28, Township 23 North, Range 17 West, of Gila and Salt River Base and Meridian, approximately ten miles north of Kingman, Arizona. Kingman is located in the far northwest corner of Arizona along Interstate 40, U.S. Route 66 and Arizona Route 93.

The mine can be reached by taking the Stockton Hill Road exit off of Interstate 40 north to a distance of approximately ten miles. Continue on Stockton Hill Road to a subdivision road extending west. Follow the subdivision road to the second southern extension road. From this point there is a rough dirt road to the mine site which requires a truck, two or four wheel drive to access the mine site. Both the Chief Executive Officer and the Chief Financial Officer have visited the site on more than one occasion. As well the Company has had a Geologist, “Qualified Person” as defined in NI 43-101 visit the property on more than one occasion.

Below are the claim names, book and page numbers and BLM A.M.C. numbers.

C.O.D. Property

Claim Name	County Recorder Book	County Recorder Page	B.L.M. A.M.C. Nos.
JAYNE	841	806-807	175025
KIM	841	808-809	175026
ERIC	841	810-811	175015
MARC	841	812-813	175030
O.J.B.	841	814-815	175033
GOLDEN MOON	841	816-817	175024
RICO	841	834-835	175039
NOON NO. 1	841	832-833	175032
WHITE EAGLE	841	850-851	175044
WHITE EAGLE #2	841	852-853	175045
REUBE	841	848-849	175035
UNIT	841	846-847	175043
RENO	841	844-845	175034

In the immediate area of the C.O.D. Mine and the other associated mines, the predominant rock is a fairly course microcline granite, probably of the Precambrian Era.

This is associated with dark, fine-grained chlorite schist, in which the schistocity strikes North 20° West. There is a major jointing system which somewhat parallels the COD. Rico vein. This system is faulted with dikes and sills of altered basalt which prevails in the valley floor to the south and east.

 In the immediate area of the mine development, the chlorite schist is prevalent with the Precambrian granites being exposed on the ridge lines flanking the granite gneiss and microcline granite. The major mineralization within the claim group is contained within polymetallic quartz veins exposed along northwest trending faults. The first major fault system is evidenced by the COD Rico vein which strikes North 80° West and dips in the area of the mine development at 85° to 80° to the northeast. Evidence of the fault movement is the slickenside which exists predominantly on the footwall side of the vein structure. The vein systems are well defined with little extension of the mineralization into the foot or hanging wall sections. However, cross-fracture patterning and faulting striking with the schistocity and plating have resulted in considerable brecciation and the formation of high-grade ore shoots into the wall rocks.

Examination of the vein material reflects a banding of mineralization in an inconsistent patterning with the ore values being clearly identifiable. The major areas and concentrations of high-grade mineralization are directly associated with the cross-faulting systems and fracture zones within the vein systems. The gangue minerals within the vein systems are quartz, with some calcite, calcium, carbonates and siderite. The ore minerals contained within the vein systems are gold, silver, pyrite, arsenopyrite, chalcopyrite, galena, bomite, covellite, chalcocite, anglesite, sphalerite, argentite, cerussite and smithsonite.

The mineralization is early to mid tertiary and possibly related to the laramide orogeny and appears to be associated with an unexposed pluton beneath the Ithica Peak quartz monzonite of Laramide age.

The mineralization with these vein systems is both hypene and supergene with supergene action resulting in sporadic oxide zones above the 400-foot level.

The White Eagle vein system which is the second major vein system strikes North 46° West to North 58° West and dips at approximately 87° to the south. The White Eagle vein system is composed of three parallel structures, less than 15 feet apart in most areas along its strike length. These veins roughly parallel the schistocity, The multiple vein systems of the White Eagle with an approximate width of 35 feet are indicative of a probable shear associated with the northwesterly trend,

Between the COD Rico vein and the White Eagle vein, there exist four known parallel structures. One of the structures which runs through the Unit mining claim strikes North 85° West and dips at approximately 71° to the northeast, No information exists on the balance of the structure; however, the Unit system had significant amounts of Ruby silver in the dumps.

To date, the C.O.D. Mine has been worked by previous operators, by an incline shaft (78°-80°) to the 600-foot level and a winze that has been sunk to the 740-foot level. Major production levels have been worked on the 400-, 500- and 600-foot levels.

The mine was worked principally by a main shaft (No. 1) about 400 foot depth and by drifts and stopes on and between two main and two subordinate levels aggregating about 2,500 feet of underground work.

From the second, or 300-foot level to the surface, the ore, except some of the low grade, has been mostly stopped out for a distance of about 400 feet on either side of the shaft, especially on the east side beyond which good ore is reported. The second level extends to a point 900 feet west of the main shaft where connection with the surface is contemplated by a new double compartment shaft (No. 2) which is now 96 feet in depth and on completion is to be used as a main working shaft of the mine. At about 1,200 feet west of this shaft, a third shaft (No. 3) is sunk to the depth of 60 feet.

At the mine site there is currently no electricity, nearest electricity is approximately 1 mile away. In the past a generator was used. There is water in the main shaft at approximately the 100 foot level but no separate well or piped in water. A permit would be required to utilize water from the current underground shaft and tunnels. There is a main building which in the past served as an office and employee site. There is a water tank and a fuel tank. There is a temple above the main shaft but no winch.

There is a rod mill and jaw crusher. The crushing line is on a concrete pad upon which is a steel beam covered structure

As of December 31, 2008, we do not have an exploration program. There are no studies done by us establishing reserves.

Management lacks technical training and experience with exploring for, starting, and/or operating a mine; and that with no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within this industry.  Management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration Companies commonly use; and our operations, earnings, and ultimate financial success could suffer due to management's lack of experience in this industry.

A map of the claims and a map of the geographical locale is found in Exhibits.

Auditor

On March 14, 2008 the Company issued an 8K stating that Ronald Serota CPA resigned as auditor and that Blackwing Group LLC, a Missouri PCAOB registered CPA firm were signed on as auditors for the Company.

 (ii) RESULTS OF OPERATIONS

For the fiscal year, 2008, the Company incurred a loss in the amount of $1,113,409 and $651,143 for 2007. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.   The Company is concentrating its efforts at the COD Mine location in Kingman, Arizona. The Company continues to seek joint ventures, outright purchasers, capital infusions, and quality properties  in order to move forward towards becoming a revenue producing operation.

Liquidity and Capital Resources

The Company has had to rely on funds received from liquidating its mineral properties and loans from related parties. During 2008 the Company received loans of $2,010 from management for operating expenses as well as accruing accounts payable of $862,034.

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

The Company has earned no significant revenue or profits to date.

As of December 31, 2008, the Company had cash on hand of $2,302 compared to $4,707 as December 31, 2007.

For the fiscal year, 2008, the Company incurred a loss in the amount of $1,113,409 and $651,143 for 2007. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business

During the period from February 4, 1999 (date of inception) through December 31, 2008, the Company has incurred an accumulated net loss of $8,792,300 and has not attained profitability. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

As shown in the accompanying financial statements, the Company had no revenues from operations in 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant exploration or purchase plant or significant equipment.

The Company has entered into no agreements or material transactions subsequent to December 31, 2008, through the date of the independent auditor's report.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing past due required documents for 2004 to 2008 and has also negotiated settlements on pending lawsuits.

The Company as a whole may continue to operate at a loss for an indeterminate period, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of December 31, 2008, the Company was authorized to issue 200 million shares of common stock.

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

Receivables - In 2008 and 2007, the Company had no accounts receivable.

Inventory - In 2008 and 2007, the Company had no inventory

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

Use of Estimates - The preparation of these financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable and inventory, valuation and amortization policies on property and equipment, and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The Securities and Exchange Commission in its release 33-8350, 34-48960; FR 72 Discussion of Management’s Discussion and Analysis states:

A company should address specifically why its accounting estimates or assumptions bear the risk of change. The reason may be that there is an uncertainty attached to the estimate or assumption, or it just may be difficult to measure or value. Equally important, companies should address the questions that arise once the critical accounting estimate or assumption has been identified, by analyzing, to the extent material, such factors as how they arrived at the estimate, how accurate the estimate/assumption has been in the past, how much the estimate/assumption has changed in the past, and whether the estimate/assumption is reasonably likely to change in the future. Since critical accounting estimates and assumptions are based on matters that are highly uncertain, a company should analyze their specific sensitivity to change, based on other outcomes that are reasonably likely to occur and would have a material effect. Companies should provide quantitative as well as qualitative disclosure when quantitative information is reasonably available and will provide material information for investors.

The major assumptions and estimates we have used are comprised of our having written down the value of our minerals claims in Kingman AZ. (The COD Mine ) to zero and an estimated tax rate of 39% to be applied in valuation of our net Operating Loss carry forwards.

U.S. CANADIAN MINERALS, INC.

(A Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2008 and 2007

C O N T E N T S
Report of Independent Registered Public Accounting Firm	18

Balance Sheets	19

Statements of Operations	20

Statements of Stockholders’ Equity (Deficit)	21 - 22

Statements of Cash Flows	23

Notes to the Financial Statements	24 - 32

THE BLACKWING GROUP, LLC

18921G E VALLEY VIEW PARKWAY #325

INDEPENDENCE, MO 64055

816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

US Canadian Minerals, Inc. (A Exploration Company)

#161-936 Peace Portal Dr.

Blaine, WA 98230

We have audited the accompanying balance sheets of US Canadian Minerals, Inc. (A Exploration Company) as of December  31, 2008 and 2007, and the related statements of income and changes in member’s equity, and cash flows for the period then ended and the period from January 1, 2004 through December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements referred to above present fairly, in all material respects, the financial position of US Canadian Minerals, Inc. (A Exploration Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the periods then ended and the period from January 1, 2004 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is an Exploration company facing competition from existing companies with considerably more financial resources and business connections. As of the date of this report, the Company may require additional capital for operational activities and the Company’s ability to raise capital through future issuances of common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern as of the date of this report. The audited financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties. Management's plans regarding those matters also are described in Note 6.

The Blackwing Group, LLC

Issuing Office: Independence, MO

April 11, 2009

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$2,032	$4,707

Total Current Assets	2,032	4,707

TOTAL ASSETS	$2,032	$4,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$862,034	$-
Due to related parties	22,366	22,140

Total Current Liabilities	884,400	22,140

LONG TERM LIABILITIES

Due to related parties - long term	-	-

Total Liabilities	884,400	22,140

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized;129,849 and 129,699 shares
issued and outstanding,respectively	130	130
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 5,322,026 and 3,006,528
shares issued and outstanding,respectively	5,322	3,006
Treasury stock	1,000	1,000
Additional paid-in capital	22,919,964	22,673,806
Deficit accumulated during the exploration stage	(23,808,784)	(22,695,375)

Total Stockholders' Equity (Deficit)	(882,368)	(17,433)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2,032	$4,707

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Statements of Operations

			From Inception
			on January 1,
	For the Year Ended		2004 Through
	December 31,		December 31,
	2007		2008

REVENUES	$3,000	$25,524	$136,524
COST OF REVENUES	12,778	-	12,778
GROSS MARGIN	(9,778)	25,524	123,746

OPERATING EXPENSES

General and administrative	1,098,279	891,651	8,384,630

Total Operating Expenses	1,098,279	891,651	8,384,630

LOSS FROM OPERATIONS	(1,108,057)	(866,127)	(8,260,884)

OTHER INCOME AND (EXPENSE)

Interest expense	(5,352)	-	(250,303)
Gain on sale of assets	-	214,984	256,873

Total Other Income (Expense)	(5,352)	214,984	6,570

LOSS FROM CONTINUING OPERATIONS	(1,113,409)	(651,143)	(8,254,314)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(537,986)

BASIC LOSS PER SHARE
Continuing Operations	$(0.27)	$(0.23)
Discontinued Operations	$-	$-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	4,154,507	2,801,631

The accompanying notes are a integral part of these financials statements.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)

						Additional
	Preferred Stock		Common Stock			Paid-In	Treasury	Accumulated
	Shares	Amount	Shares		Amount	Capital	Stock	Deficit	Total
Balance at January 1, 2004	477,500	$477	26,709	$		$13,809,334	$-	$(15,016,484)	$(1,206,646)

Issuance of preferred shares
for services	114,000	114	-		-	57,342	-	-	57,456
Issuance of common shares
for services	-	-	56,776		57	1,584,440	-	-	1,584,497
Issuance of common shares for conversion of preferred shares	(254,050)	(254)	259,700		260	7,543	-	-	7,549
Cancellation of shares	(140,000)	(140)	(1,890)		(2)	142	-	-	-
Issuance of preferred stock for acquisition of mineral rights	330,000	330	-		-	(156,746)	-	-	(156,416)
Fractional shares issued	-	-	12		-	1,038	-	-	1,038
Issuance of common stock for cash	-	-	185,550		186	3,283,515	-	-	3,283,701
Issuance of common shares
for acquisition of mineral rights	-	-	841,249		841	3,140,946	1,000	-	3,142,787
Netloss for the year ended
through December 31, 2004	-	-	-		-	-	-	(5,226,338)	(5,226,338)

Balance, December 31, 2004	527,450	527	1,368,106		1,369	21,727,554	1,000	(20,242,822)	1,487,628

Fractional shares issued	-	-	1,078		1	(1)	-	-	-
Issuance of common shares for
conversion of preferred shares	(301,700)	(301)	609,400		609	(308)	-	-	-
Recission of common stock	-	-	(17,000)		(17)	(879,483)	-	-	(879,500)
Issuance of common stock
for services	-	-	1,000		1	40,499	-	-	40,500
Issuance of common stock for cash	-	-	86,251		86	921,215	-	-	921,301
Issuance of common shares
for acquisition of mineral rights	-	-	2,791		3	44,997	-	-	45,000
Recission of common stock			(16,560)		(17)	(811)	-	-	(828)
Net loss for the year
ended December 31, 2005	-	-	-		-	-	-	(990,715)	(990,715)

Balance, January 1, 2006	225,750	226	2,035,066		2,035	21,853,662	1,000	(21,233,537)	623,386

Issuance of common stock for cash	-	-	10,000		10	19,990	-	-	20,000
Issuance of common stock for cash	-	-	6,400		6	14,994	-	-	15,000
Issuance of common shares for
conversion of preferred shares	(121,515)	(121)	24,303		24	97	-	-	0
Issuance of common shares
for services	-	-	40,000		40	99,960	-	-	100,000
Issuance of common stock for cash	-	-	33,333		33	59,967	-	-	60,000
Issuance of prefered stock
for services	40,000	40	-		-	-	-	-	40
Issuance of prefered stock
for services	40,000	40	-		-	-	-	-	40
Net loss for the year
ended December 31, 2006	-	-	-		-	-	-	(810,695)	(810,695)

Balance, December 31, 2006	184,235	185	2,149,102		2,149	22,048,670	1,000	(22,044,232)	7,772

Cancellation of common shares

issued for services	-	-	(12,559)	(13)	13	-	-	-
Issuance of prefered stock
for services	9,333	9	-	-	-	-	-	9
Issuance of common stock
for services	-	-	6,783	7	9,302	-	-	9,309
Issuance of prefered stock
for services	16,666	17	-	-	-	-	-	17
Recission of common stock	-	-	(780,010)	(780)	780	-	-	-
Issuance of common stock
bonus for recession of
Nevada minerals stock	-	-	78,008	78	205,409	-	-	205,487

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Issuance of common stock
for services	-	-	40,000	40	109,175	-	-	109,215
Issuance of common shares for
conversion of preferred shares	(79,885)	(80)	83,500	84	(4)	-	-	-
Issuance of common stock
for services	-	-	53,103	53	13,222	-	-	13,275
Issuance of common stock
stock based compensation	-	-	689,655	690	143,624	-	-	144,314
Issuance of common stock
stock based compensation	-	-	689,655	690	143,624	-	-	144,314
Issuance of common shares for
conversion of preferred shares	(500)	(1)	1,000	1	(1)	-	-	-
Fractional shares issued	-	-	8,291	8	(8)	-	-	-
Net loss for the year
ended December 31, 2007	-	-	-	-	-	-	(651,143)	(651,143)

Balance, December 31, 2007	129,849	$130	3,006,528	$3,006	$22,673,806	$1,000	$(22,695,375)	$(17,433)

Issuance of common shares for
conversion of preferred shares	(15,516)	(15)	1,551,600	1,552	(1,537)	-	-	-
Issuance of common stock
for services	-	-	231,598	232	44,775	-	-	45,007
Issuance of preferred shares
for services	20,000	20	-	-	199,980	-	-	200,000
Issuance of common stock for cash	-	-	68,900	69	3,398	-	-	3,467
Issuance of common shares for
conversion of preferred shares	(4,634)	(5)	463,400	463	(458)	-	-	-
Net loss for the year ended
December 31, 2008	-	-	-	-	-	-	(1,113,409)	(1,113,409)

Balance, December 31, 2008	129,699	$130	5,322,026	$5,322	$22,919,964	$1,000	$(23,808,784)	$(882,368)

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
			From Inception
			on January 1,
	For the Year Ended		2004 Through
	December 31,		December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-1,113,409	$-651,143	$-8,198,248
Discontinued operations	-	-	-1,265,877
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued for services	200,000	131,826	1,432,458
Stock based compensation	45,007	494,115	1,070,983
Depreciation expense	-	-	14,976
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	-	-5,227
Increase (decrease) in accounts payable
and accrued expenses	862,034	-	1,248,934

Net Cash Used in Operating Activities	-6,368	-25,202	-5,702,001

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	-1,785,299
Loans made	-	-	-915,239
Proceeds from mineral properties	-	-	551,227
Proceeds from investments	-	-	704,783
Additions to investments	-	-	-1,517,163

Net Cash Used in Investing Activities	-	-	-2,961,691

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	2,009	22,138	2,243,429
Repayment of loans	-1,782	-	-142,718
Recission of common stock	-	-	-879,500
Proceeds from common stock and preferred stock	3,467	-	7,444,514

Net Cash Provided by Financing Activities	3,694	22,138	8,665,725

NET DECREASE IN CASH	-2,674	-3,064	2,033
CASH AT BEGINNING OF PERIOD	4,707	7,771	-

CASH AT END OF PERIOD	$2,033	$4,707	$2,033

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$3,343	$-	$165,175
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000
The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.

Notes to Financial Statements

December 31, 2008 and 2007

A summary of significant accounting policies of U.S. Canadian Minerals, Inc. (An Exploration Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.” This statement has been added to assure stockholders that the disclosures in this submittal are complete.

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES

ORGANIZATION: U.S. Canadian Minerals, Inc. (hereinafter referred to as the "Company") is an exploration stage company in accordance with Statement of Financial Accounting Standards No. 7. Until December 31, 2003, its main focus was on the manufacture and distribution of food products, and it was known as Barrington Foods International, Inc. (“BFI”).  On January 2, 2004, the Company changed its name to U.S. Canadian Minerals, Inc. and changed its business focus to the mining industry and acquiring existing mining business operations and assets.

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

BUSINESS OPERATIONS: During the year ended December 31, 2004, the Company commenced the acquisition of interests in mineral rights and underlying mining operations through the issuance of shares for the acquisition of the shares of certain entities and entering into joint venture agreements. Subsequent to 2005, in late 2006, the Company closed its processing plant and eventually, through a lease to own agreement, sold our interest in Durango Oro in June 2007.  The acquisitions of mineral rights have been accounted for as acquisitions of tangible property, in accordance with Emerging Issues Task Force (EITF) Issue No. 04-02 for reporting periods beginning after April 29, 2004. Other acquisitions have been accounted for as investments.

U.S. CANADIAN MINERALS, INC.

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.

Revenue Recognition

Revenue is recognized when a valid contract or purchase order has been executed or received, services have been performed or product has been delivered, the selling price is fixed or determinable, and collection is reasonably assured.  During fiscal year 2008, revenues were reported within the Durango Oro, S.A. operations in which the Company maintained an investment.

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

d.

Basic Loss per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2008 and 2007.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Loss (numerator)	$(1,113,409)	$(651,143)
Shares (denominator)	4,154,507	2,801,631
Per share amount	$(0.27)	$(0.23)

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

U.S. CANADIAN MINERALS, INC.

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company incurred no advertising expense during 2008 and 2007.

g.

Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has $8,883,816 of net operating losses to carry forward to offset taxable income in future years which expire through fiscal 2028.

The components of the net deferred tax asset at December 31, 2008 and 2007 computed at the  statutory tax rate of 39%  and the amount of the valuation allowance are indicated below:

	December 31, 2008	December31, 2007
Loss before taxes	$(434,230)	$(253,946)
Common stock and options issued for compensation	78,000	244,117
Valuation allowance	356,230	9,829
Reported income taxes	$-	$-
	December 31, 2008	December 31, 2007
Deferred tax asset
- Cumulative net operating losses	$3,464,688	$3,108,458
- Less valuation allowance	(3,464,688)	(3,108,458)
Reported income taxes	$-0-	$-0-

h.

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

U.S. CANADIAN MINERALS, INC.

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 31, 2008, the Company’s bank deposits did not exceed the insured amounts.

j.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

U.S. CANADIAN MINERALS, INC.

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.

Recently Issued Accounting Pronouncements (continued)

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term.

At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.

The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007).

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain

U.S. CANADIAN MINERALS, INC.

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.

Recently Issued Accounting Pronouncements (continued)

purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

k.

Foreign Currency Translation

The Company considers the U.S. dollar to be its functional currency as it is the currency of the primary economic environment in which the Company operates.

U.S. CANADIAN MINERALS, INC.

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation (continued)

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

l.

Common Stock

There were 5,322,026 shares of common stock issued and outstanding on December 31, 2008. The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the board from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of directors then standing for election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock and the preferred stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

m.

Preferred Stock

Preferred “A” Stock. There were 129,699 shares of Preferred “A” stock outstanding on December 31, 2008. The Corporation is authorized to issue up to 1 Million shares of Preferred “A” stock. Each share of Preferred “A” is convertible into 100 shares of Common Stock and each preferred “A” has one hundred votes. Each preferred “A” share is entitled to dividends equal to the dividends which would be received were it to be converted into common. There are no conversion contingencies which apply to U S Canadian preferred “A” shares and they have no liquidation or call preference.

 As there were no earnings in 2008, rather losses, in accordance with generally accepted accounting practices the loss per share has not been diluted by calculating the effect of conversion of the outstanding Preferred “A”.

n.

Treasury Stock

The Company records the value of its common and preferred stock held in the treasury at cost.  As at December 31, 2008, the Company held 20,000 shares of common stock in the treasury.

U.S. CANADIAN MINERALS, INC.

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 3 – RELATED PARTY TRANSACTIONS

As of December 31, 2008 the Company owes $22,366, including accrued interest, for advances from related parties. These loans which bear interest at 14% per year, are unsecured, and due upon demand.

NOTE 4 – COMMON STOCK ISSUED FOR SERVICES

During the 2008 fiscal year the Company issued 231,598 shares of common stock for services.  During the 2007 fiscal year the Company issued 1,477,198 shares of common stock for services calculated after the application of the 50-1 reverse stock split.  In each of the transactions, the fair value of the equity instruments granted served as the basis for measurement of the value of the services of non-employees fulfilling management functions, calculated after the application of the 50-1 reverse stock split.  In each of the transactions, the fair value of the equity instruments granted served as the basis for measurement of the value of the services as the dollar amount owed was determined by the contracts in place for those services rendered and this was more reliably measurable than the value of the consideration received.

NOTE 5 – PENDING OR THREATENED LITIGATION, CLAIMS AND ASSESSMENTS

Mpower, Inc. v. U.S. Canadian Minerals, Inc. – On December 28, 2005 Mpower, Inc. filed a Complaint against U.S. Canadian Minerals, Inc. in order to recover the sum of $38,808.27 due Mpower, Inc. from a promissory note executed on or about January 2, 2005. The promissory note U.S. Canadian Minerals, Inc. was being sued on was actually executed on behalf of Barrington Foods International, Inc. We did not contest such complaint. Thus, a Default Judgment was entered against U.S. Canadian in the amount of $53,287.04 on April 18, 2006. Management is in negotiations to resolve this issue without having to pay out the entire sum of the judgment. There is no assurance that management will be able to negotiate a lower sum. The Company may have to pay the entire sum.

Steven Brewer v. U S Canadian Minerals Inc- On April 25, 2008, U S Canadian Minerals Inc was served with a civil suit by Steven M Brewer.  Within 48 hours, we reached a verbal agreement with Mr. Brewer concerning these allegations wherein he agreed to drop the suit. The next day he verbally assured us that he was at the Las Vegas courthouse withdrawing the suit. Contrary to his word to us he, without notifying us, kept the suit filed, in contravention of our agreement. This suit is without merit and is frivolous.  We will vigorously defend the Company.  Furthermore, we will pursue all avenues available to us to seek remedy for the Company.  It is our intention to file countersuit against Mr. Brewer.

On September 1, 2008 U S Canadian Minerals Inc engaged Michael S Strange & Associates LLC as counsel to defend this case. Steven Brewer is suing for the sum of $500,000. The Company is defending itself against the suit but may have to pay the entire sum. The outcome of this suit and countersuit is not yet determinable; therefore, we have not recorded any amounts on the financial statements at this time.

U.S. CANADIAN MINERALS, INC.

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 6 - GOING CONCERN

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.   Van der Bok Busboom, our CEO/CFO and the person(s) fulfilling the function of Principal Accounting Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and the person(s) fulfilling the function of Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company’s Chief Executive Officer and Principal Accounting Officer has concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2008, due to certain material weaknesses in internal control over our financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

At the end of 2008, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2009, our independent registered public accountants will be required to audit management’s assessment. We completed our assessment for the fiscal year ended December 31, 2008 and identified the following material weaknesses:

We have been deficient in our interpretation of generally accepted accounting principles (“GAAP”) and in verifying our interpretations by conferring with additional qualified outside consultants, as well as our independent certified public accountants.

Our lack of financial resources and manpower to properly oversee and divide responsibility and provide for cross checking by a third party within the Company.

Because of the material weaknesses noted above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).  Accordingly, the Company has restated its financial statements for the fiscal year ending December 31, 2007.

Upon availability of sufficient financial resources it is our intention to implement remediation efforts with respect to the material weaknesses which shall include:

Establishing a system of external verification of our interpretations of GAAP with respect to all of our financial reporting obligations, by retaining and conferring with our private certified public accountant, , in conjunction with ongoing consultation with our independent certified public accounting firm that performs the audit of our financial statements and hiring of outside consultant(s) to assist in reviewing requirements for Disclosure Controls and Procedures.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, our Company’s Chief Executive Officer, Chief Financial Officer and the person(s) fulfilling the function of Principal Accounting Officer have concluded that our Company’s disclosure controls and procedures were ineffective as of December 31, 2008. Material weaknesses in Internal Control over Financial Reporting were due to:

Our lack of financial resources and manpower to properly oversee and divide responsibility and provide for cross checking by a third party within the Company.

Upon availability of sufficient financial resources it is our intention to implement remediation efforts with respect to the material weaknesses which shall include:

Establishing a system of external verification of our interpretations of GAAP with respect to all of our financial reporting obligations, by retaining and conferring with our private certified public accountant, in conjunction with ongoing consultation with our independent certified public accounting firm that performs the audit of our financial statements and hiring of outside consultant(s) to assist in reviewing requirements for Internal Control over Financial Reporting.

 This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

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

ITEM 8B. CHANGES IN INTERNAL CONTROL

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Chief Executive Officer and Chief Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of December 31, 2008. The directors serve for a term of one year or until the next annual meeting of the shareholders.  Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Van der Bok Busboom	53	Chief Financial Officer ,Secretary and Treasurer, Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Van der Bok Busboom. . Mr. Busboom has over 25 years experience working in Fixed Income, Capital, and Commodity markets. In the 1990’s he operated a mineral exporting firm in Brazil. He has travelled in South America since 1970 and has lived in Brazil, Colombia, Peru and Chile. He is fluent in French, Spanish, Portuguese and English.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders, until they resign or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There is no family relationship between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

For the fiscal year ending December 31, 2008, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

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

Code of Ethics

As of  January 3, 2008 management adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons in total annual salary and bonus, for all services rendered in all capacities to the company, for the fiscal years ended December 31, 2008 and 2007.

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Adam Jenn CEO and Director	2007	180,000	-	-	-	-	-	-	180,000
Van der Bok Busboom CFO Director	2008	205,000	-	-	-	-	-	-	205,000

1)

Compensation to CEO and CFO in 2008 is owed and has not been paid for 2008, for 2007 45,000 is owing to CFO and 45,000 is owing to CEO. These amounts are due interest of 14% per annum or any portion thereof.

2)	Consulting agreements with both CEO/CFO (Busboom) and with Advisor to the Board (Jenn) provide for bonuses of 10% of the gross monthly revenues.

3)	Consulting agreements with both the CEO/ CFO (Busboom) and Advisor to the Board (Jenn) provide for a bonus of 10% of any Capital or value brought into the Company by them.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 2008 to our executive officers and directors.  There were a total of 0 stock options outstanding as at December 31, 2008.

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

Consulting contracts in place for CEO/CFO services and Advisory services to the Board of Directors provides that should employment of the consultants be terminated for other than manifest cause as defined in the contract or should consultant be forced to resign due to conditions as defined in the contract by current or future controllers of the Company the consultants shall be paid all accrued fees, expenses, and interest owing and a sum equal to three years fees at the level called for in the contract in the year of termination or resignation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 5,322,026 shares of common stock issued and outstanding and 129,699 shares of Preferred A stock issued and outstanding on December 31, 2008.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common Preferred “A”	Van der Bok Busboom (Maria Regina Caeli Management Corp) Van der Bok Busboom (Maria Regina Caeli Management Corp)	767,579 59,333	14.43% 45.75%
Total of All Directors and Executive Officers:		767,579 common 59,333Preferred “A”	14.43% 45.75%

More Than 5% Beneficial Owners:		NIL
Total of More Than 5% Beneficial Owners:		NIL

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Map of COD Mine Geographical location and map of Claims

________________________________________________________________________________

REPORTS ON FORM 8K

On March 14, 2008 the Company filed a Form 8-K announcing the resignation of Ronald Serota CPA a Nevada PCAOB registered CPA firm, and the appointment of Blackwing Group LLC, a Missouri PCAOB registered CPA firm as auditor.

In September 8, 2008 the Company filed an 8K announcing  the receipt of a letter dated September 2, 2008 from the Securities and Exchange Commission (”SEC”) notifying the Company that the staff of the SEC had completed its investigation of the Company and does not intend to recommend any enforcement action against the Company.

On September 17, 2008 Corporation issued an 8K stating that financial for December 31, 2004 through December 31, 2007 had been restated in an amended 10 KSB/A for the year ending December 31, 2007. Also in this 8K it was announced that effective September 14, 2008 Adam Jenn stepped down as CEO and President of the Corporation and was now contracted as an advisor to the Board of Directors.

On September 23, 2008 Corporation issued an 8K stating that the 2007 10KSB/A had been re amended to include new certification forms for the management of the Corporation.

On October 2, 2008 Corporation issued an 8K stating that Capital Path Securities’ 15 c211 application to make a market in the Corporation’s shares on the OTC BB had been approved.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

* Audit Fees paid to the Company’s auditor, The Black Wing Group, LLC CPA

** Audit Fees paid to the Company’s auditor, The Black Wing Group, LLC CPA

*** Audit Fees paid to the Company’s auditor, The Black Wing Group, LLC CPA

Calendar Year-end	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2006	$3,000 *	-0-	-0-	-0-
2007	$4,500 **	-0-	-0-	-0-
2008	$4,500 ***	-0-	-0-	-0-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CANADIAN MINERALS, INC.

By: /s/ Van der Bok Busboom	Date: April 13, 2009
Van der Bok Busboom
President, CEO, (Interim) CFO, Director