Form 10-Q
period 2009-03-31
U S CANADIAN MINERALS INC
filed 2009-05-20
CIK 1104194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,322,026 common shares and 129,699 Preferred “A” shares as of March 31, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
Pg 4	Unaudited Consolidated Balance Sheet as of March 31, 2009;
Pgs 5

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, for the three months ending March 31, 2009 and the three months ending March 31, 2008, and from inception on January 9, 2001 to March 31, 2009;

Pg 6	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and from inception on January 9, 2001 to March 31, 2009;
Pg 7	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to March 31, 2009;
Pgs 8 - 9	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$90	$2,032

Total Current Assets	90	2,032

TOTAL ASSETS	$90	$2,032

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,131,483	$862,034
Due to related parties	22,366	22,366

Total Current Liabilities	1,153,849	884,400

LONG TERM LIABILITIES

Due to related parties - long term	-	-

Total Liabilities	1,153,849	884,400

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized;129,849 shares
issued and outstanding	130	130
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 5,322,026 shares
issued and outstanding	5,322	5,322
Treasury stock	1,000	1,000
Additional paid-in capital	22,919,964	22,919,964
Deficit accumulated during the exploration stage	(24,080,175)	(23,808,784)

Total Stockholders' Equity (Deficit)	(1,153,759)	(882,368)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$90	$2,032

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			on January 1,
	For the Three Months Ended		2004 Through
	March 31,		March 31,
	2009	2008	2009

REVENUES	$-	$3,000	$136,524
COST OF REVENUES	-	-	12,778
GROSS MARGIN	-	3,000	123,746

OPERATING EXPENSES

General and administrative	271,391	108,222	8,656,021

Total Operating Expenses	271,391	108,222	8,656,021

LOSS FROM OPERATIONS	(271,391)	(105,222)	(8,532,275)

OTHER INCOME AND (EXPENSE)

Interest expense	-	(413)	(250,303)
Gain on sale of assets	-	-	256,873

Total Other Income (Expense)	-	(413)	6,570

LOSS FROM CONTINUING OPERATIONS	(271,391)	(105,635)	(8,525,705)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(537,986)

NET LOSS	$(271,391)	$(105,635)	$(9,063,691)

BASIC LOSS PER SHARE
Continuing Operations	$(0.05)	$(0.03)
Discontinued Operations	$-	$-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,322,026	3,771,079

The accompanying notes are a integral part of these financials statements.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on January 1,
	For the Three Months Ended		2004 Through
	March 31,		March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(271,391)	$(105,635)	$(8,469,639)
Discontinued operations	-	-	(1,265,877)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock issued for services	-	-	1,432,458
Stock based compensation	-	-	1,070,983
Depreciation expense	-	-	14,976
Changes in operating assets and liabilities
(Increase) decrease in deposits	-	-	(5,227)
Increase (decrease) in accounts payable
and accrued expenses	269,448	-	1,518,382

Net Cash Used in Operating Activities	(1,943)	(105,635)	(5,703,944)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	(1,785,299)
Loans made	-	-	(915,239)
Proceeds from mineral properties	-	-	551,227
Proceeds from investments	-	-	704,783
Additions to investments	-	-	(1,517,163)

Net Cash Used in Investing Activities	-	-	(2,961,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	-	103,503	2,243,429
Repayment of loans	-	-	(142,718)
Recission of common stock	-	-	(879,500)
Proceeds from common stock and preferred stock	-	-	7,444,514

Net Cash Provided by Financing Activities	-	103,503	8,665,725

NET DECREASE IN CASH	(1,943)	(2,132)	90
CASH AT BEGINNING OF PERIOD	2,033	4,707	-

CASH AT END OF PERIOD	$90	$2,575	$90

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$165,175
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000

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

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2007	129,849	$130	3,006,528	$3,006	$22,673,806	$1,000	$(22,695,375)	$(17,433)

Issuance of common shares for
conversion of preferred shares	(15,516)	(15)	1,551,600	1,552	(1,537)	-	-	-
Issuance of common stock
for services	-	-	231,598	232	44,775	-	-	45,007
Issuance of preferred shares
for services	20,000	20	-	-	199,980	-	-	200,000
Issuance of common stock for cash	-	-	68,900	69	3,398	-	-	3,467
Issuance of common shares for
conversion of preferred shares	(4,634)	(5)	463,400	463	(458)	-	-	-
Net loss for the year ended
December 31, 2008	-	-	-	-	-	-	(1,113,409)	(1,113,409)

Balance, December 31, 2008	129,699	130	5,322,026	5,322	22,919,964	1,000	(23,808,784)	(882,368)

Net loss for the three months ended
March 31, 2009	-	-	-	-	-	-	(271,391)	(271,391)

Balance, March 31, 2009	129,699	$130	5,322,026	$5,322	$22,919,964	$1,000	$(24,080,175)	$(1,153,759)

The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

Business of Issuer

U.S. Canadian Minerals is headquartered in Blaine, WA. On its own and through Joint Ventures, the Company is looking to expand mining properties throughout North and South America. The Company has the following projects, which have progressed to varying degrees.

COD Mine

On May 11, 2004, the Company entered into a joint venture agreement with El Capitan Precious Metals Inc. to acquire 80% ownership of the COD minesite and claims located in Kingman Arizona. The Company was required to contribute 720,000 shares of its common stock to acquire this 80% interest in the minesite. This joint venture agreement entitles El Capitan Precious Metals Inc to receive 20%.of net profit.

The COD claims comprise 13 BLM non patented Lode claims on Federal land. Each claim is of 20 acres each for a total of 260 acres. The annual fee is $125 for each 20 acre claim for a total annual claim fee of $1625. The claims are located in the Cerbat Mountains outside of Kingman, Arizona. Specifically they are located in Section 28, Township 23 North, Range 17 West, of Gila and Salt River Base and Meridian, approximately ten miles north of Kingman, Arizona. Kingman is located in the far northwest corner of Arizona along Interstate 40, U.S. Route 66 and Arizona Route 93.

The minesite can be reached by taking the Stockton Hill Road exit off of Interstate 40 north to a distance of approximately ten miles. Continue on Stockton Hill Road to a subdivision road extending west. Follow the subdivision road to the second southern extension road. From this point there is a rough dirt road to the mine site which requires a truck, two or four wheel drive to access the mine site. Both the Chief Executive Officer and the Chief Financial Officer have visited the site on more than one occasion. As well the Company has had a Geologist, “Qualified Person” as defined in NI 43-101 visit the property on more than one occasion.

Below are the claim names, book and page numbers and BLM A.M.C. numbers.

In the immediate area of the C.O.D. Minesite and the other associated mines, the predominant rock is a fairly course microcline granite, probably of the Precambrian Era.

This is associated with dark, fine-grained chlorite schist, in which the schistocity strikes North 20° West. There is a major jointing system which somewhat parallels the COD. Rico vein. This system is faulted with dikes and sills of altered basalt which prevails in the valley floor to the south and east.

In the immediate area of the mineite, the chlorite schist is prevalent with the Precambrian granites being exposed on the ridge lines flanking the granite gneiss and microcline granite. The major mineralization within the claim group is contained within polymetallic quartz veins exposed along northwest trending faults. The first major fault system is evidenced by the COD Rico vein which strikes North 80° West and dips in the area of the minesite at 85° to 80° to the northeast. Evidence of the fault movement is the slickenside which exists predominantly on the footwall side of the vein structure. The vein systems are well defined with little extension of the mineralization into the foot or hanging wall sections. However, cross-fracture patterning and faulting striking with the schistocity and plating have resulted in considerable brecciation and the formation of high-grade ore shoots into the wall rocks.

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

To date, the C.O.D. Minesite has been worked by previous operators, by an incline shaft(78°-80°) to the 600-foot level and a winze that has been sunk to the 740-foot level. Major levels have been worked on the 400-, 500- and 600-foot levels.
The minesite was worked principally by a main shaft (No. 1) about 400 foot depth and by drifts and stopes on and between two main and two subordinate levels aggregating about 2,500 feet of underground work.

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

No minerals were produced during the three months ended March 31, 2009.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $271,391 for the three months ended March 31, 2009, compared with a net loss of     $105,635 for the three months ended March 31, 2008. The increase was due to the costs incurred in bringing the Company’s securities filings current and expenses incurred seeking new mineral projects.

The Company’s 2009 activities were financed primarily through loans from management.

Liquidity and Capital Resources

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on March 31, 2009 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders..

WRITE-DOWN OF PROPERTY ASSETS - MINERAL RIGHTS AND INVESTMENT ASSETS

In the 1ST Quarter of 2009 there were no write downs or impairments of value of property assets, mineral rights or investment assets.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $24,080,175 since inception. To achieve profitable operations, we require additional capital for obtaining producing mineral properties through either the purchase of producing mines or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue and, if successful, to commence the sale of our projects .As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

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

Stock-based compensation - The Company accounts for its stock options under SFAS 123(R).  There are no options issued to consultants for compensation at this time. Stock, when issued to compensate consultants has been valued on the day of issuance at its last traded market price. The fair value of the equity instruments granted served as the basis for measurement of the value of the services as the dollar amount owed was determined by the contracts in place for those services rendered and this was more reliably measurable than the value of the consideration received.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Van der Bok Busboom our CFO and Interim CEO and the person(s) fulfilling the function of Principal Accounting Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

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

As stated above, disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. These include items that:

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

At the end of 2007, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our disclosure controls and procedures, and at the end of 2009, our independent registered public accountants will be required to audit management’s assessment. We completed our assessment for the fiscal year ended December 31, 2008, and identified the following material weaknesses:

We have been deficient in our interpretation of generally accepted accounting principles (“GAAP”) and in verifying our interpretations by conferring with additional qualified outside consultants, as well as our independent certified public accountants.

Our lack of financial resources and manpower to properly oversee and divide responsibility and provide for cross checking by a third party within the Company

Because of the material weaknesses noted above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).  Accordingly, the Company has restated its financial statements for the fiscal year ending December 31, 2007.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, our Company’s Chief Executive Officer, Chief Financial Officer and the person(s) fulfilling the function of Principal Accounting Officer have concluded that our Company’s disclosure controls and procedures were ineffective as of December 31, 2007. Material weaknesses in Internal Control over Financial Reporting were due to:

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

Item 5.     Other Information

Information from current reports recently filed by the Company on Form 8-K

None

Subsequent to March 31, 2009

None

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Maps of COD Mine site, Local and regional

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U S Canadian Minerals Inc

Date:	May 20, 2009
By: /s/ Van der Bok Busboom Van der Bok Busboom Title: President and CEO (Interim) Chief Financial Officer and Director