Form 10-Q
period 2009-06-30
U S CANADIAN MINERALS INC
filed 2009-07-15
CIK 1104194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,417,203 common shares and 129,699 Preferred “A” shares as of June 30, 2009.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2009;
F-2

Unaudited Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008, for the three months ending June 30, 2009 and the three months ending June 30, 2008, and from inception on January 9, 2001 to June 30, 2009;

F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008 and from inception on January 9, 2001 to June 30, 2009;
F-4	Unaudited Consolidated Statement of Changes in Stockholders' Equity from inception on January 9, 2001 to June 30, 2009;
F-5	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$1,149	$2,032
Prepaid expenses	9,500	-

Total Current Assets	10,649	2,032

OTHER ASSETS

Mineral properties	1,661,253	1,661,253

TOTAL ASSETS	$1,671,902	$1,663,285

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,274,315	$862,034
Due to related parties	72,366	22,366

Total Current Liabilities	1,346,681	884,400

LONG TERM LIABILITIES

Due to related parties - long term	-	-

Total Liabilities	1,346,681	884,400

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - Series A; $0.001 par value;
1,000,000 shares authorized;129,849 shares
issued and outstanding	130	130
Common stock - Series A; $0.001 par value;
200,000,000 shares authorized; 5,322,026 shares
shares issued and outstanding, respectively	7,417	5,322
Treasury stock	1,000	1,000
Additional paid-in capital	23,022,869	22,919,964
Deficit accumulated during the exploration stage	(22,706,195)	(22,147,531)

Total Stockholders' Equity (Deficit)	325,221	778,885

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,671,902	$1,663,285

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on January 1,
	For the Three Months Ended		For the Six Months Ended		2004 Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$3,000	$136,524
COST OF REVENUES	-	-	-	-	12,778
GROSS MARGIN	-	-	-	3,000	123,746

OPERATING EXPENSES

General and administrative	287,273	403,579	558,664	511,801	8,943,294

Total Operating Expenses	287,273	403,579	558,664	511,801	8,943,294

LOSS FROM OPERATIONS	(287,273)	(403,579)	(558,664)	(508,801)	(8,819,548)

OTHER INCOME AND (EXPENSE)

Interest expense	-	(1,771)	-	(2,184)	(250,303)
Gain on sale of assets	-	-	-	-	256,873

Total Other Income (Expense)	-	(1,771)	-	(2,184)	6,570

LOSS FROM CONTINUING OPERATIONS	(287,273)	(405,350)	(558,664)	(510,985)	(8,812,978)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(537,986)

NET LOSS	$(287,273)	$(405,350)	$(558,664)	$(510,985)	$(9,350,964)

BASIC LOSS PER SHARE
Continuing Operations	$(0.05)	$(0.09)	$(0.09)	$(0.13)
Discontinued Operations	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,369,615	4,546,879	6,020,418	4,029,679

The accompanying notes are a integral part of these financials statements.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2004	477,500	$477	26,709	$27	$13,809,334	$-	$(15,016,484)	$(1,206,646)

Issuance of preferred shares
for services	114,000	114	-	-	57,342	-	-	57,456
Issuance of common shares
for services	-	-	56,776	57	1,584,440	-	-	1,584,497
Issuance of common shares for
conversion of preferred shares	(254,050)	(254)	259,700	260	7,543	-	-	7,549
Cancellation of shares	(140,000)	(140)	(1,890)	(2)	142	-	-	-
Issuance of preferred stock
for acquisition of mineral rights	330,000	330	-	-	(156,746)	-	-	(156,416)
Fractional shares issued	-	-	12	-	1,038	-	-	1,038
Issuance of common stock for cash	-	-	185,550	186	3,283,515	-	-	3,283,701
Issuance of common shares
for acquisition of mineral rights	-	-	841,249	841	3,140,946	1,000	-	3,142,787
Netloss for the year ended
through December 31, 2004	-	-	-	-	-	-	(3,565,085)	(3,565,085)

Balance, December 31, 2004	527,450	527	1,368,106	1,369	21,727,554	1,000	(18,581,569)	3,148,881

Fractional shares issued	-	-	1,078	1	(1)	-	-	-
Issuance of common shares for
conversion of preferred shares	(301,700)	(301)	609,400	609	(308)	-	-	-
Recission of common stock	-	-	(17,000)	(17)	(879,483)	-	-	(879,500)
Issuance of common stock
for services	-	-	1,000	1	40,499	-	-	40,500
Issuance of common stock for cash	-	-	86,251	86	921,215	-	-	921,301
Issuance of common shares
for acquisition of mineral rights	-	-	2,791	3	44,997	-	-	45,000
Recission of common stock			(16,560)	(17)	(811)	-	-	(828)
Net loss for the year
ended December 31, 2005	-	-	-	-	-	-	(990,715)	(990,715)

Balance, January 1, 2006	225,750	226	2,035,066	2,035	21,853,662	1,000	(19,572,284)	2,284,639

Issuance of common stock for cash	-	-	10,000	10	19,990	-	-	20,000
Issuance of common stock for cash	-	-	6,400	6	14,994	-	-	15,000
Issuance of common shares for
conversion of preferred shares	(121,515)	(121)	24,303	24	97	-	-	0
Issuance of common shares
for services	-	-	40,000	40	99,960	-	-	100,000
Issuance of common stock for cash	-	-	33,333	33	59,967	-	-	60,000
Issuance of prefered stock
for services	40,000	40	-	-	-	-	-	40
Issuance of prefered stock
for services	40,000	40	-	-	-	-	-	40
Net loss for the year
ended December 31, 2006	-	-	-	-	-	-	(810,695)	(810,695)

Balance, December 31, 2006	184,235	185	2,149,102	2,149	22,048,670	1,000	(20,382,979)	1,669,025

Cancellation of common shares
issued for services	-	-	(12,559)	(13)	13	-	-	-
Issuance of prefered stock
for services	9,333	9	-	-	-	-	-	9
Issuance of common stock
for services	-	-	6,783	7	9,302	-	-	9,309
Issuance of prefered stock
for services	16,666	17	-	-	-	-	-	17
Recission of common stock	-	-	(780,010)	(780)	780	-	-	-
Issuance of common stock
bonus for recession of
Nevada minerals stock	-	-	78,008	78	205,409	-	-	205,487
Issuance of common stock
for services	-	-	40,000	40	109,175	-	-	109,215
Issuance of common shares for
conversion of preferred shares	(79,885)	(80)	83,500	84	(4)	-	-	-
Issuance of common stock
for services	-	-	53,103	53	13,222	-	-	13,275
Issuance of common stock
stock based compensation	-	-	689,655	690	143,624	-	-	144,314
Issuance of common stock
stock based compensation	-	-	689,655	690	143,624	-	-	144,314
Issuance of common shares for
conversion of preferred shares	(500)	(1)	1,000	1	(1)	-	-	-
Fractional shares issued	-	-	8,291	8	(8)	-	-	-
Net loss for the year
ended December 31, 2007	-	-	-	-	-	-	(651,143)	(651,143)

Balance, December 31, 2007	129,849	$130	3,006,528	$3,006	$22,673,806	$1,000	$(21,034,122)	$1,643,821

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total

Balance, December 31, 2007	129,849	$130	3,006,528	$3,006	$22,673,806	$1,000	$(21,034,122)	$1,643,820

Issuance of common shares for
conversion of preferred shares	(15,516)	(15)	1,551,600	1,552	(1,537)	-	-	-
Issuance of common stock
for services	-	-	231,598	232	44,775	-	-	45,007
Issuance of preferred shares
for services	20,000	20	-	-	199,980	-	-	200,000
Issuance of common stock for cash	-	-	68,900	69	3,398	-	-	3,467
Issuance of common shares for
conversion of preferred shares	(4,634)	(5)	463,400	463	(458)	-	-	-
Net loss for the year ended
December 31, 2008	-	-	-	-	-	-	(1,113,409)	(1,113,409)

Balance, December 31, 2008	129,699	130	5,322,026	5,322	22,919,964	1,000	(22,147,531)	778,885

Issuance of common stock for debt
and services at $0.05 per share	-	-	2,095,177	2,095	102,905	-	-	105,000
Net loss for the six months ended
June 30, 2009	-	-	-	-	-	-	(558,664)	(558,664)

Balance, June 30, 2009	129,699	$130	7,417,203	$7,417	$23,022,869	$1,000	$(22,706,195)	$325,221

The accompanying notes are an integral part of these financial statements.

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

U.S. CANADIAN MINERALS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

Below are the claim names, book and page numbers and BLM A.M.C. numbers.

COD PROPERTY

COUNTY RECORDER

CLAIM NAME	BOOK NOS.	PAGE	BLM A.M.C. NUMBERS
JAYNE	841	806-807	175025
LIM	841	808-809	175026
ERIC	841	810-811	175015
MARC	841	812-813	175030
O.J.B.	841	814-815	175033
GOLDEN MOON	841	816-817	175024
RICO	841	834-835	175039

NOON NO. 1	841	832-833	175032
WHITE EAGLE	841	850-851	175044
WHITE EAGLE NO.2	841	852-853	175045
REUBE	841	848-849	175035
UNIT	841	846-847	175043
RENO	841	844-845	175034

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

To date, the C.O.D. mine site has been worked by previous operators, by an incline shaft(78°-80°) to the 600-foot level and a winze that has been sunk to the 740-foot level. Major levels have been worked on the 400-, 500- and 600-foot levels.

The mine site was worked principally by a main shaft (No. 1) about 400 foot depth and by drifts and stopes on and between two main and two subordinate levels aggregating about 2,500 feet of underground work.

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

A map of the claims and a map of the geographical locale are found in Exhibits.
On May 30, 2009 a geological report was delivered to the Company by Duncan Bain P. Geo. Duncan Bain is a qualified person as defined by NI 43-101 requirements. The report he delivered is titled “REPORT ON PRELIMINARY EXPLORATION C.O.D. AU-AG PROJECT KINGMAN AREA, ARIZONA”. The entire report is available on the Company website www.uscanadianmin.com

No minerals were produced during the three months ended June 30, 2009.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $287,273 for the six months ended June 30, 2009, compared with a net loss of $405,350 for the six months ended June 30, 2008. The larger loss in 2008 was due to the costs incurred in bringing the Company’s securities filings current and expenses incurred seeking new mineral projects. The loss in 2009 was due to due to costs of auditors, accountants, filings and exploration and general expenses.

The Company’s 2009 activities were financed primarily through loans from management

Liquidity and Capital Resources

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on June 30, 2009 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

Write down of Property Assets, Mineral Rights and Investment Assets

In the 2nd Quarter of 2009 there were no write downs or impairments of value of property assets, mineral rights or investment assets.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $22,706,195 since inception. To achieve profitable operations, we require additional capital for obtaining producing mineral properties through either the purchase of producing mines or successful exploration activity. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue and, if successful, to commence the sale of our projects. As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31. The Company has not realized revenues from its intended operations as of June 30, 2009 and is classified as a development stage enterprise.

Revenue recognition

The Company will recognize revenue from the performance of its services and/or sale of its products in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured. The Company had revenues of $-0- during the quarter ended June 30, 2009.

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

The major we have used is an estimated tax rate of 39% to be applied in valuation of our net Operating Loss carry forwards.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Mpower, Inc. v. U.S. Canadian Minerals, Inc. - District Court Case No. A515024

On December 28, 2005 Mpower, Inc. filed a Complaint against U.S. Canadian Minerals, Inc. in order to recover the sum of $38,808.27 due Mpower, Inc. from a promissory note executed on or about January 2, 2005. The promissory note U.S. Canadian Minerals, Inc. was being sued on was actually executed on behalf of Barrington Foods International, Inc. We did not contest the Mpower complaint. Thus, a default judgment was entered against U.S. Canadian in the amount of $53,287.04 on April 18, 2006. As June 30, 2009, the present value of the Mpower default judgment, including the judgment principal, interest to date and attorneys’ fees, is approximately $73,536.11.

On July 7, 2009 the Company executed a settlement agreement with Mpower, Inc. (the “Mpower Agreement”) whereunder the Company agreed to pay Mpower the sum of $25,000 and to cause the delivery of 20,000 common shares in the capital stock of the Company in full and complete satisfaction of Mpower’s default judgment (collectively referred to as the “Satisfaction”). The Company has thirty (30) days from the date of execution of the Mpower Agreement to deliver the Satisfaction into the trust account of the Company’s attorney in Nevada in order to secure final resolution of this matter and to secure a release from Mpower pursuant to the terms of the Mpower Settlement.

Steven M. Brewer v. U S Canadian Minerals Inc District Court Case No. A561515

On April 25, 2008, Steven M. Brewer filed a civil complaint against the Company in order to recover approximately $112,000 which was provided to the Company as working capital from November 2005 through 2006 (the “Brewer Suit”).

On July 5, 2009 the Company executed a settlement agreement with Mr. Brewer (the “Brewer Agreement”) whereunder it agreed to pay Mr. Brewer the sum of $112,000 in full and complete satisfaction of the Brewer Suit. The Company has thirty (30) days from the date of execution of the Brewer Agreement to deliver the $112,000 into the trust account of the Company’s attorney in Nevada in order to secure final resolution of this matter and to secure a release from Mr. Brewer pursuant to the terms of the Mpower Settlement.

Item 1A.         Risk Factors

Non-applicable to smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2009 the Corporation issued 2,095,177 common shares for services.

345,177 common shares we issued to satisfy outstanding invoices owing of $6,000 and $27,500.

950,000 common shares were issued to satisfy an outstanding invoice owing of $28,500.

800,000 common shares were issued to satisfy an outstanding invoice owing of $24,000.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

Item 5.     Other Information

British Columbia Securities Commission Claim of Jurisdictional Authority over the Company based on Canadian National Instrument 51-509

On June 26, 2009 the British Columbia Securities Commission (“BCSC”) notified the Company that, based on section 3 of NI 51-509 and the BCSC’s assertion that the business of the Company was directed or administered from British Columbia on or after September 15, 2008, the Company was a reporting issuer  under the Securities Act of British Columbia (as amended). The Company disagrees with the position of the BCSC and has retained the services of a law firm based in British Columbia to contest this matter on behalf of the Company.

Information from current reports recently filed by the Company on Form 8-K

On June 3, 2009 the Company filed an 8-K announcing the receipt of a NI 43-101 “REPORT ON PRELIMINARY EXPLORATION C.O.D. AU-AG PROJECT KINGMAN AREA, ARIZONA” dated May 30, 2009 and authored by Duncan Bain, a “qualified person” within the meaning of that term as defined in NI 43-101.

Subsequent to June 30, 2009

Amendment of Certain Information from current reports recently filed by the Company on Form 8-K

On July 10, 2009 the Company filed an 8-K/A with the Securities Exchange Commission which again addressed the content and interpretation of the “REPORT ON PRELIMINARY EXPLORATION C.O.D. AU-AG PROJECT KINGMAN AREA, ARIZONA” dated May 30, 2009 (the “Report”). The Report was posted on the Company’s website and interpretation of the Report was left to the reader.

On July 10, 2009 the Company filed another Current Report on Form 8-K with the Securities Exchange Commission (the “New K”) which again addressed the issue of the “REPORT ON PRELIMINARY EXPLORATION C.O.D. AU-AG PROJECT KINGMAN AREA, ARIZONA” dated May 30, 2009 (the “Report”). The New K addressed the matter of the Report’s compliance with the standards of disclosure required by NI 43-101. The New K has disclosed and advised that, in order to provide “consistency and clarity with respect to the timely discharge of the Company’s reporting obligations and with a view to avoiding any confusion to the public, the Report will be treated, regarded and reported as a document that is NOT COMPLIANT with the standards and requirements of NI 43-101” [emphasis added in original].

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	BLM MAP and AREA MAP

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U S Canadian Minerals Inc

Date:	July 15, 2009
By:/s/ Van der Bok Busboom Van der Bok Busboom Title: President and CEO (Interim) Chief Financial Officer and Director