Form 10-Q
period 2009-09-30
NOBLE CONSOLIDATED INDUSTRIES CORP
filed 2009-11-25
CIK 1104194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-31042

Noble Consolidated Industries Corp
(Exact name of registrant as specified in its charter)

Nevada	33-0843633
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1280 Alexandria Court, McCarran, Nevada 89434
(Address of principal executive offices)

775-343-1000
(Registrant’s telephone number, including area code)
U.S. Canadian Minerals, Inc. 161-939 Peace Portal Drive Blaine, Washington 98230
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,017,464 common shares and 600 Preferred “A” shares as of September 30, 2009.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-2	Unaudited Consolidated Balance Sheet as of September 30, 2009 and audited Balance Sheet as of December 31, 2008;

F-3
Unaudited Consolidated Statements of Operations for the three months ended September 30, 2009 and September 30, 2008, for the nine months ending September 30, 2009 and September 30, 2008, and from reclassification as an exploration stage company on January 9, 2004 to September 30, 2009;

F-4
Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 and from reclassification as an exploration stage company on January 9, 2004 to September 30, 2009;

F-5	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

NOBLE CONSOLIDATED INDUSTRIES CORP (fka U.S. Canadian Minerals)
(A Development Stage Company)
(Unaudited) Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash	$4,215	$2,032
Prepaid expenses	9,500	-
Total Current Assets	13,715	2,032

NET FIXED ASSETS	1,089,200	-

OTHER ASSETS
Other receivables	10,000	-
Mineral properties	1,661,253	-
Total Other Assets	1,671,253	-

TOTAL ASSETS	$2,774,168	$2,032

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$631,073	$862,034
Short Term Loan	200,500	-
Due to related parties	72,366	22,366

Total Current Liabilities	903,939	884,400

LONG TERM LIABILITIES

Due to related parties – long term	-	-

Total Liabilities	903,939	884,400

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock – Series A; $0.001 par value;
1,000,000 shares authorized; 600 shares issued and outstanding	130	130
Common stock – Series A; $0.001 par value;
200,000,000 shares authorized; 60,017,464 shares
shares issued and outstanding. respectively	7,817	5,322
Treasury stock	1,000	1,000
Additional paid-in capital	24,396,469	22,919,964
Deficit accumulated during the exploration stage	(22,535,187)	(23,808,784)

Total Stockholders’ Equity (Deficit)	1,870,229	(882,368)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,774,168	$2,032

The accompanying notes are an integral part of these financial statements.

NOBLE CONSOLIDATED INDUSTRIES CORP (fka U.S. Canadian Minerals)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on January 1, 2004 Through September 30,
	2009	2008	2009	2008	2009
REVENUES	$-	$3,000	$-	$-	$136,524
COST OF REVENUES	-	-	-	-	12,778
GROSS MARGIN	-	3,000	-	-	123,746

OPERATING EXPENSES

General and administrative	896,246	715,807	329,737	204,006	9,280,876

Total Operating Expenses	896,246	715,807	329,737	204,006	9,280,876

LOSS FROM OPERATIONS	(896,246)	(712,807)	(329,737)	(204,006)	(9,157,130)

OTHER INCOME AND (EXPENSE)

Interest expense	-	(3,664)	-	(1,480)	(250,303)
Gain on sale of assets	-	-	-	-	256,873

Total Other Income (Expense)	-	(3,664)	-	(1,480)	6,570

LOSS FROM CONTINUING OPERATIONS	(896,246)	(716,471)	(329,737)	(205,486)	(9,150,560)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(537,986)

NET LOSS	$(896,246)	$(716,471)	$(329,737)	$(205,486)	$(9,688,546)

BASIC LOSS PER SHARE
Continuing Operations	$(0.05)	$(0.17)	$(0.02)	$(0.04)
Discontinued Operations	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,179,823	4,289,554	17,179,823	4,808,029

The accompanying notes are an integral part of these financial statements.

NOBLE CONSOLIDATED INDUSTRIES CORP (fka U.S. Canadian Minerals)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		From Inception on January 1, 2004 Through September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(896,246)	$(716,471)	$(9,094,494)
Discontinued operations	-	-	(1,265,877)
Adjustment to accrued expenses	407,525	-	407,525
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	21	1,432,458
Stock based compensation	43,000	-	1,113,983
Depreciation expense	-	-	14,976
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(9,500)	-	(9,500)
Increase (decrease) in accounts payable and accrued expenses	(83,096)	714,169	1,160,610

Net Cash Used in Operating Activities	(538,317)	(2,281)	(6,240,319)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	-	-	(1,785,299)
Other receivables	(10,000)	-	(925,239)
Proceeds from mineral properties	-	-	551,227
Proceeds from investments	-	-	704,783
Additions to investments	-	-	(1,517,163)

Net Cash Used in Investing Activities	(10,000)	-	(2,971,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	250,500	524	2,493,929
Repayment of loans	-	(1,781)	(142,718)
Recission of common stock	-	-	(879,500)
Proceeds from common stock and preferred stock	300,000	3,467	7,744,514

Net Cash Provided by Financing Activities	550,500	2,210	9,216,225

NET DECREASE IN CASH	2,183	(71)	4,215
CASH AT BEGINNING OF PERIOD	2,032	4,707	-

CASH AT END OF PERIOD	$4,215	$4,636	$4,215

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$165,175
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Stock issued for mineral properties	$-	$-	$45,000
Stock issued for accounts payable	$62,000	$-	$62,000

The accompanying notes are an integral part of these financial statements.

NOBLE CONSOLIDATED INDUSTRIES CORP. & SUBSIDIARY
(formerly U.S. Canadian Minerals, Inc.)
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-KSB.  Operating results for the three-months ended September 30, 2009 are not necessarily indicative of the results to be expected for year ending December 31, 2009.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB, for the year ended December 31, 2008, the Company has incurred operating losses of $8,254,314 from inception of the Company through December 31, 2008.  The Company’s stockholders’ deficit at December 31, 2008 was $882,368.  Additionally, the Company has sustained additional operating losses for the nine months ended September 30, 2009 of $896,246 as well as negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -	MATERIAL EVENTS

On July 7, 2009, the Company negotiated a settlement with MPower, Inc., a private New Nevada corporation, in relation to a $73,500 judgment against the Company. In consideration for payment of the sum of $25,000 and delivery of 20,000 common shares in the capital stock of the Company, MPower, Inc. released the Company from all further claims with respect to the matters addressed in the suit and consented to the filing of an Order to Dismiss in the District Court of Clark County, Nevada.

On July 15, 2009, the Company completed a share exchange with Noble Technologies Corp, a private Nevada corporation (“Noble Tech”), engaged in the processing of mineralized concentrates for American mine owners and operators. The Company issued 400,000 Class A preferred shares (the “Company Shares”) which were delivered to the 22 common shareholders of Noble Tech in consideration for delivery to the Company of 400,000 common shares representing 100% of the issued capital stock of Noble Tech. The issuance and delivery of the Company Shares effected not only a change in control of the Company but also rendered Noble Tech a wholly owned subsidiary of the Company

NOBLE CONSOLIDATED INDUSTRIES CORP. & SUBSIDIARY
(formerly U.S. Canadian Minerals, Inc.)
(A Development Stage Company).
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On July 16, 2009, the director of the Company, Van der Bok Busboom, appointed Thomas E. Barton Chown and Mark A. Kersey to serve as directors of the Company until the next annual meeting of the Company’s shareholders and, on the same date, the directors of the Company appointed Thomas E. Barton Chown to act as General Counsel to and President of the Company and Mark A. Kersey to act as Vice-President, Chief Financial Officer and Secretary of the Company.

On July 16, 2009, Van der Bok Busboom resigned as officer and director of the Company and two material management consulting agreements with First Star Strategies, Inc. and Maria Regina Caeli Management Corp were terminated.

In the period between July 15, 2009 and August 11, 2009, the 22 former shareholders of Noble Tech converted the Company Shares into 40,000,000 common shares in the capital stock of the Company.

On August 12, 2009, the Securities and Exchange Commission issued an Order to Suspend Trading (the “Order”) in relation to the common shares of the Company. The Order was effective for the period from 9:30am on August 12, 2009 through 11:59pm on August 25, 2009. The Order indicated that “questions have been raised about the accuracy and adequacy of publically disseminated information concerning, among other things, U.S. Canadian Mineral’s liabilities, share issuances, recent merger transaction, business prospects and recently acquired purported assets”.

On September 16, 2009, the Company executed a Mutual Release with First Star Strategies, Inc. which, among other things, effected a $631,638.36 reduction in the Company’s accounts payable.

NOTE 4 -	SUBSEQUENT EVENTS

On October 1, 2009, the Company received a Certificate of Amendment from the Secretary of State for the State of Nevada which acknowledged a change in the name of the Company from U.S. Canadian Minerals, Inc. to Noble Consolidated Industries Corp.

On October 9, 2009, the Company effectively changed its registrar and transfer agent from Pacific Stock Transfer Company to Interwest Transfer Co., Inc.

On October 20, 2009, the Company executed a Mutual Release with Maria Regina Caeli Management Corp which, among other things, secured a $556,313.86 reduction in the Company’s accounts payable.

On October 21, 2009, the Company transferred all of its right, title and interest in the 260 acres of contiguous minerals rights in Mohave County, Arizona that comprise the C.O.D. Project to Costena Resources, Inc., a private Florida corporation (“Costena”) in consideration for a $2,500,000 convertible promissory note that bears interest at the rate of 10% per annum through its 1 year term. In the event that Costena files a registration statement with the Securities and Exchange Commission and is called for trading on an American stock exchange or otherwise makes a market for its common shares, the Company shall have the right to convert the whole or any part of the principal secured and/or interest due under the Costena note into common shares of Costena at a conversion price equivalent to a 20% discount to the average closing price of Costena’s common shares as quoted on such stock exchange or trading facility through which a market for Costena’s common shares may be made for the 5 trading days prior to the Company’s notice of intention to convert as required under the Costena note. The Costena note will be shown as a current asset on the balance sheet of the Company for the year ended December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Resultsof Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on Current expectations, estimates and projections about our business, management’s beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “could” and variations of such words and similar expressions are intended to identify such forward-looking statements. Theses statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including our ability to obtain capital to repay our debt and fund ongoing operations; our ability to fully implement our business plan; our ability to take advantage of new business opportunities as they arise; general economic and business conditions, both nationally and in our immediate regional market; the effect of government regulation in our industry; financing plans and the impact of our competition; anticipated trends in our business, and other risks discussed from time to time in our other Securities and Exchange Commission filings and reports, including our annual report on Form 10-KSB for the year ended December 31, 2008. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.

Our website address is www.nobleconsolidated.com .. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site ( www.sec.gov ) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

Overview

Noble Consolidated Industries Corp (the “Company”), through its wholly owned subsidiary, Noble Technologies Corp (“Noble”) is a “down stream” service provider to mine owners and operators in the United States. Noble is not itself a mining company but rather a service provider to the mining industry and, as such, has positioned itself to take commercial advantage of currently high global commodity prices without the risk associated with mine exploration or the capital and operating costs associated with mine development and operation. Noble conducts its business and mineral processing operations at a 31,000 square foot facility located in McCarran, Nevada, approximately 15 miles east of Reno, Nevada and just south of U.S. Interstate 80.

Noble has not yet commenced operations at the McCarran plant. Management of Noble has applied for all county and state permits required to install and operate the equipment required to process mineralized concentrates on a basis consistent with the Company’s business plan. Noble has received both a Building Permit and a temporary Business License from Storey County, Nevada and, accordingly, has commenced installation of the equipment required to process mineralized concentrates. Noble will commence operations upon receipt of the required air quality, water and mining permits from the State of Nevada.

The service to be provided by Noble involves the utilization of processing equipment in a manner to designed to optimize recovery of precious and/or base metals in the processing of mineralized concentrates into dore bars. On behalf of the Company, Noble contracts with the owner of the concentrates and is compensated upon monetization of the dore. Noble’s revenue model involves negotiating the retention of a percentage of the net funds realized from monetization of the dore after deduction of all costs associated with production of the dore. The percentage of the net funds retained by Noble is a function of the precious and/or base metal content in the concentrates delivered for processing.

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $896,246 for the nine months ended September 30, 2009, compared with a net loss of $712,807 for the nine months ended September 30, 2008. The larger loss in 2009 is primarily due to the costs associated with the re-organization of the Company, the adoption and implementation of a materially different business plan, the settlement of one judgment and one law suit against the Company, and the payment of old accounts payable incurred by previous management.

The Company’s 2009 activities to date have been financed primarily through the private placement of securities by its wholly owned subsidiary, Noble, and by loans from shareholders.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. Over the past fiscal quarter our principal sources of liquidity encompassed cash provided from the private placement of Noble’s securities and shareholder loans. Our principal uses of liquidity generally include execution of the Company’s business plan, specifically the application for required county and state permits, the assembly of the processing equipment into an efficient production line, preparation and filing of all regulatory reports, professional fees, payroll and related expenses.  Information  regarding our cash flows for the three months ended September 30, 2009 is presented in our condensed, consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

At September 30, 2009, the Company’s cash and prepaid expenses totaled $13,715 in available resources to fund $631,073 in accounts payable and accrued expenses. While management anticipates the commencement of Noble’s operations in the first quarter of the 2010 fiscal period, expenses will exceed revenues for the foreseeable future. Additional sources of cash will be necessary in the final quarter of the 2009 fiscal period and the first quarter of the 2010 fiscal period to fund the cash shortfall.

As of September 30, 2009, the Company had a working capital surplus (current assets minus current liabilities) of $1,870,229 as compared to a deficit of $882,368 under the Company’s previous management on December 31, 2008 (our last fiscal year end).

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

Write-Down of Property Assets – Mineral Rights and Investment Assets

In the 3rd Quarter of 2009 there were no write downs or impairments of value of property assets, mineral rights or investment assets.

Off Balance Sheet Arrangements

As of September 30, 2009, the Company was not a party to any off balance sheet arrangements.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $9,150,560 since inception. To achieve profitable operations, we require additional capital for marketing purposes in the effort to identify and secure more mineralized concentrates for processing through Noble’ s McCarran facility. Our management believes that sufficient funding will be available to meet our business objectives including anticipated cash needs for working capital and is currently evaluating several financing options. However, there can be no assurance that we will be able to obtain sufficient funds to continue and, if successful, to commence the sale of our projects .As a result of the foregoing, there exists substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31. The Company has not realized revenues from its intended operations as of September 30, 2009 and is classified as a development stage enterprise.

Revenue recognition

The Company will recognize revenue from the performance of its services and/or sale of its products in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured. The Company had revenues of $-0- during the quarter ended September 30, 2009.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Non-applicable.

Item 4.	Controls and Procedures

Non-applicable.

Item 4(T).	Controls and Procedure.

Our management is responsible for maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to insure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, summarized, processed and reported, within the time frames specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding timely disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2009 (the “Evaluation Date”). Such evaluation was conducted by the Company’s principal executive officer and its principal financial officer. Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Company’s controls and disclosure procedures were effective. There have been changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2009, the Company is not a party to any litigation or other legal proceeding.

Item 1A.	Risk Factors

Non-applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2009, the Company issued the following equity securities in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof:

On July 15, 2009, the Company issued an aggregate of 400,000 Class A preferred shares of the Company’s capital stock to the 22 shareholders of Noble Technologies Corp in consideration for delivery to the Company of 400,000 common shares representing 100% of the issued capital stock of Noble Technologies Corp.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

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

Information from current reports recently filed by the Company on Form 8-K

On July 20, 2009, the Company filed a Current Report on Form 8-K advising as to completion of the share exchange between the Company and Noble Technologies Corp on July 15, 2009.

On August 17, 2009 the Company filed a Current Report on Form 8-K advising as the terms associated with the Order to Suspend Trading issued by the Securities and Exchange Commission on August 12, 2009 in relation to the common shares of the Company.

On August 28, 2009 the Company filed a Current Report on Form 8-K/A amending a Current Report on Form 8-K as filed by the Company on June 3, 2009. In filing the amending report, the Company stressed that the “Report on Preliminary Examination” prepared by Duncan Bain in relation to the Company’s interest in the 260 acres of contiguous mineral rights in Mohave County, Arizona that comprise the C.O.D. Project (the “Report”) was not a N.I. 43-101 compliant report and contained numerous inappropriate submissions within the context of S.E.C. standards for such geological reports. The Company advised that the Report was being treated as a geological report by the Company and, in order to avoid any confusion in the mind of the investing public, the Report was removed from the Company’s website.

The Company reported the transfer of all of its right, title and interest in the 260 acres of contiguous minerals rights in Mohave County, Arizona that comprise the C.O.D. Project to Costena Resources, Inc. as a “subsequent event” to the Company’s third quarter ended September 30, 2009 in Note 4 above.

On September 16, 2009 the Company filed a Current Report on Form 8-KA amending a Current Report on Form 8-K as filed by the Company on July 20, 2009. In filing the amending report, the Company was observing its obligation under Regulation S-X, Rule 8-05 to provide required financial statements for an acquired business within 70 days of the date of acquisition. The Company filed both audited financial statements for Noble Technologies Corp’s year to 31/9/09 and pro forma financial statements for Noble Technologies Corp for the next three fiscal periods through December 31, 2012.

Subsequent to September 30, 2009

Information from current reports recently filed by the Company on Form 8-K

On October 5, 2009 the Company filed a Current Report on Form 8-K advising that on October 1, 2009, the Company received a Certificate of Amendment from the Secretary of State for the State of Nevada acknowledging the change in the name of the Company from U.S. Canadian Minerals, Inc. to Noble Consolidated Industries Corp.

On October 14, 2009 the Company filed a Current Report on Form 8-K advising that, effective at 5pm PDT on October 9, 2009, the Company had changed its registrar and transfer agent from Pacific Stock Transfer Company to Interwest Transfer Co., Inc.

On October 23, 2009, the Company filed a Current Report on Form 8-K advising that, on October 21, 2009, the Company transferred all of its right, title and interest in the 260 acres of contiguous minerals rights in Mohave County, Arizona that comprise the C.O.D. Project to Costena Resources, Inc., a private Florida corporation, in consideration for a $2,500,000 convertible promissory note that bears interest at the rate of 10% per annum through its 1 year term.

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

Noble Consolidated Industries Corp

Date:	November 24, 2009

By: /s/ Thomas E. Barton Chown
Thomas E. Barton Chown
Title: General Counsel / President

By: /s/ Mark A. Kersey
Mark A. Kersey
Chief Financial Officer